Form 10-Q
period 2012-06-30
Dynacast International Inc.
filed 2012-08-20
CIK 1540563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 333-179497

DYNACAST INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0728033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14045 Ballantyne Corporate Place, Suite 300 Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)

704-927-2789

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of August 13, 2012, there was no public trading market for the registrant’s common stock. There were 171,500 shares of the registrant’s common stock, $.01 par value per share, outstanding as of August 13, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNACAST INTERNATIONAL INC.

Condensed Statements of Operations (Unaudited)

	Consolidated Successor Company Three Months Ended	Combined Predecessor Company For the Period April 4, 2011 to	Consolidated Successor Company Six Months Ended	Combined Predecessor Company Six Months Ended
(in millions of dollars)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$128.3	$120.0	$248.2	$240.5
Costs of goods sold	(99.6)	(90.4)	(192.4)	(183.1)

Gross margin	28.7	29.6	55.8	57.4
Operating expenses:
Selling, general and administrative expense	(14.2)	(10.7)	(29.1)	(20.8)
Restructuring (expense) credit	0.1	1.1	(0.5)	0.9

Total operating expenses	(14.1)	(9.6)	(29.6)	(19.9)
Operating income	14.6	20.0	26.2	37.5
Other income (expense)
Interest expense	(12.2)	(0.4)	(25.0)	(1.2)
Other income	0.1	—	0.1	—

Income before income taxes	2.5	19.6	1.3	36.3
Income tax expense	(1.7)	(5.9)	(2.5)	(10.0)

Net income (loss)	0.8	13.7	(1.2)	26.3
Less: net income attributable to non-controlling interests	(0.1)	(0.1)	(0.1)	(0.2)
Less: Series A preferred stock dividends	—	—	(0.2)	—

Net income (loss) attributable to controlling stockholders	$0.7	$13.6	$(1.5)	$26.1

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Statements of Comprehensive Income (Loss) (Unaudited)

(in millions of dollars)	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011
Net income	$0.8	$13.7
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $1.5 and $-0-, respectively	(16.4)	1.7
Pension, net of tax benefit of $0.4 and $-0- , respectively	0.4	—
Unrealized gain on cash flow hedges, net of tax of $-0- and $-0-, respectively	(0.1)	(0.7)
Transfer to statement of operations - cash flow hedges	—	0.2

Total	(16.1)	1.2

Comprehensive (loss) income	(15.3)	14.9

Less: comprehensive loss attributable to non-controlling interests	0.4	(0.2)
Less: Series A preferred stock dividends	(0.1)	—

Comprehensive income attributable to controlling stockholders	$(15.0)	$14.7

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Statements of Comprehensive Income (Loss) (Unaudited)

(in millions of dollars)	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2011
Net (loss) income	$(1.2)	$26.3
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $1.0 and $-0-, respectively	(5.8)	8.4
Unrealized gain (loss) on cash flow hedges, net of tax of $-0- and $-0-, respectively	0.2	(0.4)
Transfer to statement of operations - cash flow hedges	—	(0.3)

Total	(5.6)	7.7

Comprehensive (loss) income	(6.8)	34.0

Less: comprehensive loss (income) attributable to non-controlling interests	0.1	(0.2)
Less: Series A preferred stock dividends	(0.2)	—

Comprehensive (loss) income attributable to controlling stockholders	$(6.9)	$33.8

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in millions of dollars)	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$25.7	$21.1
Accounts receivable, net	76.8	66.9
Income taxes receivable	2.1	3.1
Inventory	43.3	39.0
Derivatives	1.5	1.3
Prepaid expenses	2.1	1.9
Other assets	3.3	3.2
Deferred income taxes	5.8	5.8

Total current assets	160.6	142.3

Property and equipment, net	118.2	119.9
Intangible assets, net	259.4	270.7
Income taxes receivable	0.3	0.3
Deferred financing costs	21.2	22.1
Other assets	1.8	1.9
Goodwill	234.1	238.4
Deferred income taxes	4.5	4.9

Total assets	$800.1	$800.5

Liabilities and Equity
Current liabilities
Accounts payable	$59.7	$52.7
Income taxes payable	6.7	6.8
Derivatives	0.2	0.2
Accrued expenses	30.2	31.7
Accrued interest	14.9	14.6
Other liabilities	14.4	11.2
Deferred revenue	8.2	8.4
Current portion of accrued pension and retirement benefit obligations	0.6	0.6
Current portion of long-term debt	5.0	5.0
Deferred income taxes	1.9	1.3

Total current liabilities	141.8	132.5

Other accrued expenses	0.3	0.9
Income taxes payable	0.7	0.7
Accrued interest and dividends	7.4	3.4
Accrued pension and retirement benefit obligations	18.9	19.5
Long-term debt, net	390.0	392.5
Mandatorily redeemable preferred stock	53.0	26.5
Warrants	6.1	6.1
Deferred income taxes	68.5	72.2

Total liabilities	686.7	654.3
Series A convertible mandatorily redeemable preferred stock	—	26.5
Puttable common stock	1.5	1.5

Commitments and contingencies

Equity
Common stock	0.2	0.2
Additional paid-in capital	167.5	166.6
Accumulated foreign currency translation adjustment, net	(33.4)	(27.8)
Unrealized loss on cash flow hedges, net	—	(0.2)
Cumulative unrealized pension loss, net	(0.8)	(0.8)
Accumulated deficit	(25.1)	(23.6)

Total equity attributable to controlling stockholders	108.4	114.4

Non-controlling interests	3.5	3.8

Total equity	111.9	118.2

Total liabilities and equity	$800.1	$800.5

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Statements of Cash Flows (Unaudited)

(in millions of dollars)	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2011
Cash flows from operating activities
Net (loss) income	$(1.2)	$26.3
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	16.0	7.6
Management fee from Melrose	—	0.5
Amortization of deferred financing costs	1.8	—
Deferred income taxes	(2.7)	(1.3)
Beneficial conversion value for Series A preferred stock	0.9	—
Other	—	0.4
Changes in operating assets and liabilities:
Accounts receivable	(10.7)	(10.6)
Inventory	(5.1)	(1.6)
Prepaid expenses	(0.2)	(1.1)
Other assets	0.4	(0.2)
Accounts payable	8.3	2.4
Income taxes payable	1.1	7.2
Accrued expenses	0.3	(1.5)
Accrued interest and dividends	4.2	—
Other	3.2	2.5

Net cash flows provided by operating activities	16.3	30.6

Cash flows from investing activities
Capital expenditures	(9.2)	(6.2)
Settlement of derivative contracts	1.3	0.5
Repayment of notes receivable issued to affiliates	—	26.2

Net cash flows (used in) provided by investing activities	(7.9)	20.5

Cash flows from financing activities
Draws on revolver	14.0	—
Repayments on revolver	(14.0)	—
Debt issuance costs	(0.6)	—
Notes payable from affiliates	—	(12.8)
Distributions to Melrose	—	(26.2)
Dividends paid to Melrose	—	(0.5)
Dividends paid to non-controlling interests	(0.2)	(0.1)
Repayment of long-term debt	(2.5)	(0.4)

Net cash flows used in financing activities	(3.3)	(40.0)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.3
Net change in cash and cash equivalents	4.6	11.4
Cash and cash equivalents
Beginning of period	21.1	27.8

End of period	$25.7	$39.2

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Successor Company Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
(in millions of dollars, except share data)	Number of Shares	Value
Beginning Balance at December 31, 2011	170,000	$0.2	$166.6	$(23.6)	$(28.8)	$3.8	$118.2

Net (loss) income	—	—	—	(1.3)	—	0.1	(1.2)
Beneficial conversion value for Series A preferred stock	—	—	0.9	—	—	—	0.9
Series A preferred stock dividends	—	—	—	(0.2)	—	—	(0.2)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss, net of tax	—	—	—	—	(5.4)	(0.2)	(5.6)

Balance at June 30, 2012	170,000	$0.2	$167.5	$(25.1)	$(34.2)	$3.5	$111.9

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Predecessor Company Combined Statement of Equity (Unaudited)

For the Six Months Ended June 30, 2011

(in millions of dollars)	Melrose Net Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Melrose	Non-controlling Interests	Total
Balance at December 31, 2010	$399.2	$(9.7)	$(38.1)	$351.4	$2.2	$353.6

Net income	—	—	26.1	26.1	0.2	26.3
Other comprehensive income, net of tax	—	7.7	—	7.7	—	7.7
Distributions to Melrose	(51.9)	—	—	(51.9)	—	(51.9)
Contribution from Melrose	0.5	—	—	0.5	—	0.5
Dividends paid	—	—	(0.5)	(0.5)	(0.1)	(0.6)

Balance at June 30, 2011	$347.8	$(2.0)	$(12.5)	$333.3	$2.3	$335.6

The accompanying notes are an integral part of these unaudited condensed financial statements.

1. Organization

Organization and Description of the Business

Dynacast International Inc. (hereinafter collectively with all its subsidiaries (the “Successor Company” or “Dynacast”)) was incorporated in the State of Delaware on May 11, 2011; however, there were no material results prior to July 19, 2011 as operations commenced upon completion of the acquisition discussed below. Dynacast was formed to acquire the Dynacast businesses (the “Predecessor Company” or “Group”) by a consortium of private equity investors, led by Kenner and Company (“Kenner”).

Dynacast is a global provider of small-sized precision die-cast parts in zinc, aluminum, and magnesium alloys. Dynacast is headquartered in Charlotte, North Carolina and currently operates 20 facilities in 16 countries globally and is organized into the following reportable segments (Note 16):

•	Asia Pacific;

•	Europe; and

•	North America.

Prior to July 19, 2011 the Group was held by three wholly-owned Melrose PLC (“Melrose”) subsidiaries: Dynacast Investments Ltd; Melrose Overseas Holdings Ltd; and Dynacast Holdings Ltd, collectively (the “Melrose Group”), all of whom were incorporated in the United Kingdom (“UK”). On July 19, 2011, (the “Acquisition Date”), Dynacast, through its wholly-owned subsidiaries, acquired the Group in a stock acquisition (Note 3).

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the financial position and results of operations. These unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2011 and the footnotes thereto included in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on June 28, 2012 (the “Prospectus”).

Condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 include the financial position, results of operations, cash flows and stockholders’ equity for Dynacast on a successor basis, reflecting the impact of the purchase price allocation (Note 3).

The Group’s business prior to the Acquisition Date described above and in Note 3, is considered a predecessor company to Dynacast. The combined statement of operations, cash flows and equity for the period April 4, 2011 to June 30, 2011 (the “Predecessor Second Quarter”) and the six months ended June 30, 2011 (the “Predecessor YTD Period”) include the results of operations, cash flows of the Group reflecting the historical carrying values of the Group’s business on a predecessor basis.

The results reported in these condensed financial statements are not necessarily indicative of the results that may be expected for the entire year. The Predecessor Company’s unaudited condensed combined financial statements do not necessarily reflect what Dynacast’s combined results of operations and cash flow would have been had Dynacast operated as an independent, stand-alone company during the periods presented. In addition, the Predecessor Company and Successor Company financial statements are not comparable due to the fair value allocations associated with the acquisition (Note 3).

The nature and diversity of Melrose’s businesses made it difficult to identify and allocate specific corporate costs to each of its businesses and therefore, in accordance with Staff Accounting Bulletin (“SAB”) Topic 1, Financial Statements, Melrose management allocated certain Melrose corporate expenses incurred by Melrose but not charged directly to the Group. These services included legal, insurance, and tax services as well as treasury support, which entailed the management of currency and interest rate risk and access to short and long-term debt. Melrose management allocated corporate costs in equal proportions across each of its businesses for the Predecessor Company periods shown.

In the opinion of Dynacast's management, the allocations of Melrose expenses were reasonable. Melrose did not specifically allocate expenses incurred by Melrose related to the sale of the Group as these costs were not considered direct costs of the Group.

The Group utilized a “fiscal” calendar in establishing the actual interim closing dates. The Group required business units to close their books on the Saturday closest to the end of the calendar quarter for the first quarter. Beginning with the third quarter of 2011, Dynacast reports results based on calendar quarters. Accordingly, the interim closing date for the first quarter of 2011 (April 3, 2011) results in three fewer days for the Predecessor Second Quarter in comparison to the three months ended June 30, 2012, (the “Successor Second Quarter”).

Reclassification

Certain 2011 amounts have been reclassified to conform to the 2012 presentation of the Successor Company.

Accounting and Disclosure Changes

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. Dynacast considers the applicability and impact of all ASUs.

In May 2011, the FASB issued guidance to clarify the concepts applicable to fair value measurement of assets which requires the disclosure of quantitative information about the unobservable inputs used in fair value measurement. This guidance is effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively (with early adoption prohibited). The implementation of this authoritative guidance resulted in additional disclosures (See Note 12).

In June 2011, the FASB issued guidance to revise the presentation of comprehensive income in either a single continuous statement or two separate but consecutive statements. The single continuous statement of comprehensive income must include the components of net income, a total for net income, the components of other comprehensive income (“OCI”), a total for OCI, and a total for comprehensive income. The separate but consecutive statements must report components of net income and total net income in the statement of net income, which must be immediately followed by a statement of OCI that must include the components of OCI, a total for OCI, and a total for comprehensive income. Each method requires entities to display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The guidance is effective for the first reporting period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. The implementation of this authoritative guidance changed only the presentation of comprehensive income and did not have any impact on Dynacast’s financial position or results of operations.

In December 2011, FASB issued guidance on disclosure requirements related to offsetting arrangements. The guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial statement users to understand the effect of those arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. Dynacast does not believe this change will have a significant impact on our results of operations and financial condition.

3. Acquisitions

Group Acquisition

On the Acquisition Date, pursuant to a share purchase agreement, Dynacast acquired in a stock acquisition, 100% of the Group’s businesses held by Melrose for $590.0 million in cash, plus cash on hand, less outstanding note payables to affiliates, net, (the “Acquisition”). In conjunction with the Acquisition, Dynacast and its wholly-owned subsidiaries issued $350.0 million in 9.25% Senior Secured Second Lien Notes due 2019 (the “2019 Notes”) and entered into a $100.0 million Senior Secured First Lien Credit Facility consisting of a $50.0 million term loan (the “Term Loan”) and a $50.0 million revolving credit facility (the “Revolver”), collectively (the “Credit Facility”), with certain lenders to finance the Acquisition and provide for working capital (Note 8).

In addition, pursuant to the share purchase agreement, Dynacast remitted approximately $12.2 million in additional consideration to Melrose on August 19, 2011 as a working capital adjustment which primarily represented the Group’s cash held as of the close of business on the Acquisition Date. Cash on hand at the Acquisition Date of $4.4 million that was designated for specific Melrose liabilities was not returned by Dynacast.

Dynacast has accounted for the Acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (Note 6) acquired and liabilities assumed based on their fair values as of the Acquisition Date. The Acquisition resulted in the recognition of approximately $251.0 million of goodwill attributable to the anticipated profitability of Dynacast which is not deductible for tax purposes.

Dynacast Slovenia

On December 5, 2011, Dynacast Holdings Ltd, a wholly-owned indirect subsidiary of Dynacast, purchased the remaining 30 percent interest in Dynacast Loz Doo (“Slovenia”) for approximately $0.7 million.

4. Inventory

Inventory was comprised of the following components as of:

	Consolidated Successor Company
(in millions of dollars)	June 30, 2012	December 31, 2011
Raw materials	$6.7	$6.4
Work-in-progress	18.6	17.4
Finished goods	17.1	14.3

Total FIFO	42.4	38.1
Excess of LIFO inventory value over actual cost	0.9	0.9

Total	$43.3	$39.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Beginning July 20, 2011 certain domestic inventories are valued using the last-in-first-out (“LIFO”) method. These inventories were approximately 10.9% and 12.4% of total inventory at June 30, 2012 and December 31, 2011, respectively. Remaining inventories are valued using the average cost method.

An actual valuation of inventory under the LIFO method will be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations which are based on management’s estimates of expected year-end inventory levels and cost are subject to the final year-end LIFO inventory valuation. As of June 30, 2012 management concluded that no change in the LIFO reserve was necessary based on a review of the inventory components and current raw material prices.

5. Derivatives

The use of derivative financial instruments exposes Dynacast to market risk related to foreign currency exchange rates. Dynacast uses derivative instruments, such as forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. Dynacast’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of one year or less. Dynacast uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities.

Dynacast reports its derivative positions on the condensed consolidated balance sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. Dynacast monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.

The following tables set forth the fair value of derivative contracts recorded on the balance sheets as of:

		Consolidated Successor Company
(in millions of dollars)	Balance Sheet Location	June 30, 2012	December 31, 2011
Foreign exchange forward contracts	Current assets	$1.5	$1.3

Total		$1.5	$1.3

		Consolidated Successor Company
(in millions of dollars)	Balance Sheet Location	June 30, 2012	December 31, 2011
Foreign exchange forward contracts	Current liabilities	$0.2	$0.2

Total		$0.2	$0.2

The following tables sets forth the impact that changes in fair values of derivative contracts, designated as net investment and cash flow hedges, had on other comprehensive income and results for the periods presented below:

(in millions of dollars)	Condensed Statements of Operations Location	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011
Foreign exchange forward contracts gains (losses)	Selling, general and administrative expense	$(0.1)	$—
Foreign exchange forward contracts gains (losses)	Cost of goods sold	—	0.3

Total		$(0.1)	$0.3

(in millions of dollars)	Condensed Statements of Comprehensive Income Location	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011
Foreign exchange forward contracts (losses)	Transfer to the condensed statements of operations	$—	$0.3
Foreign exchange forward contracts (losses)	Foreign currency translation	3.5	—
Foreign exchange forward contracts gains	Unrealized gain on cash flow hedges, net of tax	0.1	—

Total		$3.6	$0.3

(in millions of dollars)	Condensed Statements of Operations Location	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2011
Foreign exchange forward contracts gains	Selling, general and administrative expense	$0.1	$—
Foreign exchange forward contracts gains	Cost of goods sold	—	0.3

Total		$0.1	$0.3

(in millions of dollars)	Condensed Statements of Comprehensive Income Location	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2011
Foreign exchange forward contracts gains	Transfer to the condensed statements of operations	$—	$0.3
Foreign exchange forward contracts gains	Foreign currency translation	1.3	—
Foreign exchange forward contracts gains	Unrealized gain on cash flow hedges, net of tax	0.2	—

Total		1.5	$0.3

As of June 30, 2012 Dynacast had an aggregate outstanding notional amount of approximately $86.7 million in foreign exchange contracts. See Note 12 for further information.

6. Intangible Assets and Liabilities

Dynacast’s intangible assets primarily relate to customer relationships, technology and indefinite-lived trade names within each of Dynacast’s segments.

Intangible assets and related accumulated amortization included the following activity during the six-months ended June 30, 2012 (the “Successor YTD Period”):

	Consolidated Successor Company
	Customer		Trade	Computer
(in millions of dollars)	Relationships	Technology	Names	Software	Total
Gross carrying amount at beginning of period	$172.2	$52.4	$52.4	$0.6	$277.6
Foreign currency translation	(2.1)	(0.8)	(0.8)	—	(3.7)

Balance at June 30, 2012	170.1	51.6	51.6	0.6	273.9

Gross accumulated amortization at beginning of period	(5.2)	(1.6)	—	(0.1)	(6.9)
Amortization expense	(6.0)	(1.8)	—	(0.1)	(7.9)
Foreign currency translation	0.2	0.1	—	—	0.3

Balance at June 30, 2012	(11.0)	(3.3)	—	(0.2)	(14.5)

Net book value at June 30, 2012	$159.1	$48.3	$51.6	$0.4	$259.4

Amortization expense for intangible assets was approximately $4.0, $1.0, and $2.0 million for the Successor Second Quarter, the Predecessor Second Quarter, and the Predecessor YTD Period, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows:

(in millions of dollars)
Remainder of 2012	7.8
2013	15.4
2014	15.0
2015	14.7
2016	14.5
Thereafter	140.4

$207.8

7. Goodwill

Goodwill included the following activity during the Successor YTD Period:

	Consolidated Successor Company
(in millions of dollars)	Asia Pacific	Europe	North America	Total
Balance at beginning of period	$73.9	$116.7	$47.8	$238.4
Adjustments during the period	(1.2)	1.7	(1.2)	(0.7)
Foreign currency translation	0.4	(3.9)	(0.1)	(3.6)

Balance at June 30, 2012	$73.1	$114.5	$46.5	$234.1

8. Debt

Long-term debt was comprised of the following components for the Successor Company periods presented below:

(in millions of dollars)	As of June 30, 2012			As of December 31, 2011
	Commitment Amount	Due Date	Balance Outstanding	Balance Outstanding
2019 Notes (1) (2)	$350.0	July 15, 2019	$350.0	$350.0
Credit Facility (3) (10)
Term Loan (3) (4) (5) (9)	50.0	July 19, 2016	45.0	47.5
Revolver (3) (4) (5) (6) (7) (8) (9) (10)	50.0	July 19, 2016	—	—

			$395.0	$397.5
Less: current portion			(5.0)	(5.0)

Total			$390.0	$392.5

(1)

The 2019 Notes were co-issued by Dynacast International LLC (“Dynacast International”) and Dynacast Finance Inc. (“Dynacast Finance” and collectively the “Issuers”) each wholly-owned subsidiaries of Dynacast. The 2019 Notes are guaranteed on a senior secured basis by Dynacast and all of Dynacast’s direct and indirect domestic subsidiaries that guarantee the obligations of Dynacast International under the Credit Facility (Note 17). The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether now owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances.

(2)	Interest is fixed at 9.25% with interest payments due semi-annually on January 15th and July 15th, commencing on January 15, 2012.
(3)

Dynacast has a Credit Facility for $100.0 million, which is available for working capital purposes, including the provision of letters of credit. Outstanding balances under the Term Loan and the Revolver bear interest at a rate equal to, at Dynacast’s option, either (i) the alternative base rate (“ABR”) plus the applicable margin for ABR loans; or (ii) adjusted London Interbank Offered Rate (“LIBOR”) plus applicable margin(5) for Eurodollar loans.

(4)

The ABR is equal to the greatest of (a) the base rate in effect for such day, (b) federal funds effective rate in effect on such day plus 0.50% or (c) the adjusted LIBOR for an interest period of one-month beginning on such day plus 100 basis points; provided that the ABR shall be deemed to be not less that 2.50% per annum. The ABR for the three and six months ended June 30, 2012 was 2.50%.

(5)

The applicable margin with respect to any outstanding balances under the Term Loan or Revolver is 3.50% and 4.50% for ABR and Eurodollar loans, respectively, subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the administrative agent of the quarterly or annual financial statements.

(6)

The commitment fee for the Revolver is 0.75% on the average daily unused amount of revolving commitment subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the administrative agent of the quarterly or annual financial statements.

(7)

The letter of credit participation fee to any Revolver lender with respect to its participation in the Letter of Credit Facility is a rate equal to the applicable margin used to determine the interest rate on Eurodollar Revolver loans on the average daily amount of such lender’s letter of credit exposure which is defined as the aggregate undrawn amount of all outstanding letters of credit plus aggregate principal amount of all reimbursement obligations outstanding.

(8)	The fronting fee to any issuing bank in its capacity as an issuer of letters of credit is 0.25% on the average daily amount of letter of credit exposure.
(9)

With respect to any ABR Term or Revolver loan, interest is payable on the last business day of March, June, September and December of each year. With respect to any Eurodollar Term or Revolver loan, interest is payable on the last day of the interest period as defined in the Credit Facility. For Eurodollar loans with interest periods greater than three months, interest is payable in intervals of every three months.

(10)	Accrued fees are payable in arrears on the last business day of March, June, September and December of each year.

The letter of credit commitment is $10.0 million; however, at no time can Dynacast’s revolver exposure, which is defined as the aggregate principal amount of all outstanding Revolver loans plus the aggregate amount of Dynacast’s letter of credit exposure which is defined as the sum of (a) the aggregate undrawn amount of all outstanding letters of credit plus (b) the aggregate principal amount of all letter of credit reimbursement obligations, exceed the total Revolver commitment of $50.0 million. As of June 30, 2012, Dynacast had approximately $8.1 million available under the letter of credit commitments (Note 15).

Future minimum principal payments as of June 30, 2012 are as follows:

(in millions of dollars)
Remainder of 2012	$2.5
2013	6.3
2014	7.5
2015	16.2
2016	12.5
Thereafter	350.0

$395.0

The effective interest rate for the Term Loan and Revolver was 6.0% for the three and six-months ended June 30, 2012.

The Credit Facility contains covenants that, among other things, restrict Dynacast’s ability to incur additional indebtedness, grant liens, make investments, loans or advances, pay dividends, engage in mergers, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. Dynacast does not expect these covenants to unreasonably restrict its liquidity, financial condition or access to capital resources in the foreseeable future.

Dynacast is also subject to a maximum total leverage ratio and minimum interest coverage ratio under the Credit Facility. As of June 30, 2012, Dynacast is in compliance with these covenants. There are no financial covenants associated with the 2019 Notes.

2019 Notes Optional Redemption

On and after July 15, 2015, the Issuers may redeem the 2019 Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the 2019 Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable redemption date, subject to the right of holders of the 2019 Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on July 15 of each of the years indicated below:

2015	104.625%
2016	102.313%
2017 and thereafter	100.000%

In addition, until July 15, 2014, the Issuers may, at their option, on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2019 Notes at a redemption price equal to 109.25% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the applicable redemption date, subject to the right of holders of the 2019 Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 65% of the original aggregate principal amount of the 2019 Notes issued under the indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided, further, that each such redemption occurs within 90 days of the date of closing of each such equity offering.

9. Restructuring and Employee Severance

Dynacast considers restructuring activities as programs that fundamentally change Dynacast’s operations such as closing facilities or moving manufacturing of a product to another location. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. A liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which it is incurred except for a liability for a one-time termination benefit, which is recognized over its future service period, if applicable.

During the quarter ended March 31, 2012, Dynacast management established a restructuring program at its facility in France aimed at improving the operating income margin (the “France Restructuring”). The France Restructuring, which is expected to be completed in 2012, consists entirely of employee-related cash costs including severance and other termination benefits.

Group management negotiated a lease termination settlement related to the closure of the Montreal facility during the Predecessor Second Quarter, which resulted in a reduction to the restructuring reserve of approximately $1.2 million, which is recorded in restructuring credit (expense) in the accompanying condensed combined statement of operations for the Predecessor Second Quarter and the Predecessor YTD Period.

The following table summarizes activity related to Dynacast’s restructuring and employee severance activities:

(in millions of dollars)	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2011
Employee related	$(0.1)	$—	$(0.5)	$—
Facility exit and other costs	—	1.1	—	0.9

Total	$(0.1)	$1.1	$(0.5)	$0.9

Accrued restructuring costs included the following activity during the Successor YTD Period:

	Consolidated Successor Company
(in millions of dollars)	Employee Related	Facility exit and other costs	Total
Balance at December 31, 2011	$—	$0.4	$0.4
Additions during the period	0.5	—	0.5
Current period utilization	—	(0.4)	(0.4)

Balance at June 30, 2012	$0.5	$—	$0.5

10. Employee Benefit and Retirement Plans

The following table presents components of Dynacast’s pension cost for the periods shown below:

(in millions of dollars)	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2011
Service cost-benefits earned during the period	$0.2	$0.2	$0.4	$0.3
Interest cost on projected benefit obligation	0.3	0.2	0.7	0.4
Expected return on plan assets	(0.1)	—	(0.3)	—

Net periodic pension cost	$0.4	$0.4	$0.8	$0.7

11. Income Taxes

Dynacast’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. Dynacast’s tax expense for the Successor YTD period was unfavorably impacted by an increase in the valuation allowance for a tax jurisdiction with tax losses where the tax benefit could not be recognized, as well as by non-deductible interest expense associated with the mandatorily redeemable preferred stock.

12. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following table presents Dynacast’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis:

	Consolidated Successor Company
	June 30, 2012
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts (1)	$1.5	$—	$1.5	$—
Bonds	1.7	1.7	—	—
Guaranteed funds	0.1	0.1	—	—

Total	3.3	1.8	1.5	—

Liabilities
Warrants	6.1	—	—	6.1
Foreign exchange forward contracts (1)	0.2	—	0.2	—

Total	$6.3	$—	$0.2	$6.1

(1)	See Note 5 for further information.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the Successor Second Quarter:

(in millions of dollars)
Fair value of warrants at beginning of the period	$6.1
Unrealized gain during the period	—

Fair value of warrants at June 30, 2012	$6.1

The following table summarizes the significant unobservable inputs for the warrants:

(in millions of dollars)	Fair Value as of June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Warrants	$6.1	Option Pricing	Discount Rate	14.5% - 15.5% (15.0%)
			Volatility (1)	70.0% - 80.0%
			EBITDA Multiples (2)	6.0 x to 7.0 x (6.4)
			Enterprise Value	$537.9 - $706.1 ($616.9)

(1)	Volatility was 80.0% for the Kenner warrants and 70.0% for Macquarie warrants.
(2)	Before control premium.

Non-Recurring Fair Value Measurements

During the three months ended March 31, 2012, there was a non-recurring fair value measurement required related to the reclassification of the Series A Convertible Mandatorily Redeemable Preferred Stock, $0.001 par value per share, (“Series A Preferred Stock”) from temporary stockholders’ equity to debt (See Note 13 for further information). No non-recurring fair value measurements were required related to testing of goodwill and other intangible or tangible assets for impairment.

The following table summarizes the significant unobservable input for the Series A Preferred Stock:

(in millions of dollars)	Fair Value as of January 16, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Series A Preferred Stock	$25.6	Discounted Cash Flows	Discount Rate	14.75% - 15.25% (15.0%)

Other Financial Instruments

Dynacast’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying values for current financial assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of such instruments.

The fair value of the 2019 Notes as of June 30, 2012 was $364.4 million based on available market information. The carrying amounts of all other significant debt, including the Term Loan and the Revolver approximate fair value based on the variable nature of the interest there upon.

13. Redeemable Common and Preferred Stock and Warrants

Series A Preferred Stock

On the Acquisition Date, Dynacast issued 26,500 shares of Series A Preferred Stock to an affiliate of Macquarie Capital (USA), Inc. (“Macquarie”).

The Series A Preferred Stock participates pari passu with the Series B Redeemable Preferred Stock as to dividends and liquidation preference, and is generally entitled to receive dividends of up to 14% (12% if the dividends are paid when declared) of the preferred stock’s liquidation preference per year. Dividends are payable at the option of Dynacast or upon redemption.

The Series A Preferred Stock was classified as temporary stockholders’ equity at December 31, 2011 (rather than as a liability) as the shares were convertible to common stock for a period of time. Macquarie did not convert the Series A Preferred Stock into common stock within the required time period. Accordingly, as the Series A Preferred Stock is subject to mandatory redemption, the Series A Preferred Stock was reclassified from temporary shareholders’ equity to a long-term liability as of January 16, 2012. At that time the Series A Preferred Stock was measured initially at fair value of approximately $25.6 million with a corresponding reduction in paid in capital of $0.9 million, which was subsequently accreted in income as a charge to interest expense during the three months ended March 31, 2012. For the period January 1, 2012 through January 15, 2012, approximately $0.1 million in Series A Preferred Stock dividends payable were recorded as a charge to accumulated deficit and approximately $0.8 million of Series A Preferred Stock dividends for the period January 16, 2012 to March 31, 2012 were included in interest expense. As of June 30, 2012 approximately $3.7 million in Series A Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheet.

Series B Preferred Stock

On the Acquisition Date, Dynacast issued 26,500 shares of Series B Redeemable Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) to Macquarie. The Series B Preferred Stock participates pari passu with the Series A Preferred Stock as to dividends and liquidation preference, and is generally entitled to receive dividends of up to 14% (12% if the dividends are paid when declared) of the preferred stock’s liquidation preference per year. Dividends are payable at the option of Dynacast or upon redemption. As of June 30, 2012 approximately $3.7 million in Series B Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheet.

The Series B Preferred Stock is required to be redeemed by Dynacast on the tenth anniversary of the date it is first issued; accordingly Dynacast classified the Series B Preferred Stock as a liability. In addition, Dynacast also retains a call option to redeem the Series B Preferred Stock at any time after issuance. This call option is exercisable through the mandatory redemption date of the Series B Preferred Stock, without penalty and at a redemption price per share equal to the Series B Liquidation Preference (the “Series B Redemption Price”) plus any accrued and unpaid dividends thereon.

Common Stock

On the Acquisition Date, Macquarie purchased 1,500 shares of common stock at $1,000 per share. The common stock issued to Macquarie can be put to Dynacast if the Series A Preferred Stock or Series B Preferred Stock is redeemed by Dynacast, either on an early redemption date or upon the mandatory redemption date. These 1,500 shares of common stock have been recorded as temporary equity given that redemption of the shares is not within the control of Dynacast.

Macquarie Warrants

In conjunction with the Acquisition, Dynacast granted 3,960 warrants to an affiliate of Macquarie for the purchase of Dynacast common stock at an exercise price of $0.001. The Macquarie warrants expire on the tenth anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement. The Macquarie warrants contain a contingent put right which enables the holders of the warrants to require Dynacast to redeem the warrants at $1,000 per warrant share in the event that either the Series A or Series B Preferred Stock are redeemed. In addition, the Macquarie warrants also contain non-standard ownership dilution protection in events in which additional shares of common stock are issued to shareholders other than Macquarie. These warrants are classified as long-term and measured at fair value in the statement of financial position at June 30, 2012 and December 31, 2011, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in the other income (expense) in the results of operations.

Kenner Warrants

In conjunction with the Acquisition, Dynacast granted 5,940 warrants to an affiliate of Kenner for the purchase of Dynacast common stock at an exercise price of $0.001. The Kenner warrants expire on the seventh anniversary of the initial anniversary of the initial exercise date as defined in the security Holders Agreement. The Kenner warrants are exercisable in whole or in part i) after the date in which a substantial liquidity event occurs, such as an initial public offering (“IPO”), sale of a majority stake of Dynacast’s common stock or merger or sale of assets; and ii) as part of the liquidity event, all of Dynacast’s initial investors receive an internal annual rate of return of at least 20% and at least two times the initial cash outflows of the investors.

Similar to the Macquarie warrants, the Kenner warrants also contain non-standard ownership dilution protection in events where additional shares of common stock are issued to shareholders other than Kenner. These warrants are classified as long-term and measured at fair value in the statement of financial position at June 30, 2012 and December 31, 2011, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in the other income (expense) in the results of operations.

14. Related Parties

Management Consulting Agreement

Dynacast has a management consulting agreement, (the “Consulting Agreement”), with Kenner Equity Management, LLC, (“KEM”), an affiliate of Kenner, and Kenner’s co-investors, (collectively the “Consultants”). Under the terms of the Consulting Agreement, Dynacast will pay $1.0 million to KEM and $1.5 million in aggregate to the Consultants annually. The Consulting Agreement is for successive one-year terms which automatically renew unless terminated in advance. Dynacast recognized approximately $0.6 and $1.3 million of management fee expense during the Successor Second Quarter and the Sucessor YTD Period, respectively, which is recorded in selling, general and administrative expense. At June 30, 2012 $0.6 million was included in accrued expenses.

As discussed in Note 1, the Group had historically been part of the Melrose Group. Accordingly, the Group participated in operating and financial relationships with Melrose and several holding and operating companies within the Melrose Group. These transactions primarily entailed notes payable and receivable between the Group and other members of the Melrose Group. The Group earned interest income associated with loans receivable from Melrose and the Melrose Group of approximately $0.1 and $0.6 million during the Predecessor Second Quarter and the Predecessor YTD Period, respectively. In addition, the Group incurred interest expense of approximately $0.7 and $2.0 million on the loans payable during the Predecessor Second Quarter and the Predecessor YTD Period, respectively. In conjunction with the sale of the Group, Dynacast settled in full the net amount of notes payable due to the Melrose Group at the Acquisition Date.

Also as discussed in Note 1, the Predecessor Company’s combined financial statements for the Predecessor Second Quarter and the Predecessor YTD period include a management fee of approximately $0.3 and $0.5 million, respectively, to reflect the allocation of certain costs incurred by Melrose on behalf of the Group which are included in selling, general and administrative expense.

15. Commitments and Contingencies

Guarantees

As of June 30, 2012, Dynacast had two stand-by letters of credit with various banks in the amount of approximately $1.9 million securing Dynacast’s performance of obligations primarily related to workers’ compensation (Note 8).

Litigation

Dynacast experiences routine litigation in the normal course of business. Dynacast management is of the opinion that none of this routine litigation will have a material effect on Dynacast’s financial position, results of operations or cash flows.

Risk Management Matters

Dynacast is self-insured for certain of its workers’ compensation, product liability and disability claims and believes that it maintains adequate accruals to cover its retained liability. Dynacast accrues for risk management matters as determined by management based on claims filed and estimates of claims incurred but not yet reported that are not generally discounted. Management considers a number of factors when making these determinations. Dynacast maintains third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. This insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect Dynacast against loss exposure.

16. Segment Information

Dynacast is comprised of three reportable geographic segments: Asia Pacific, Europe and North America. Each reportable segment includes the aggregation of multiple operating segments.

Inter-segment sales are not material, thus are not presented separately in the analysis below.

Revenue

(in millions of dollars)	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2011

Asia Pacific	$51.0	$36.1	$92.0	$70.0
Europe	43.4	49.7	89.3	101.5
North America	33.9	34.2	66.9	69.0

Total	$128.3	$120.0	$248.2	$240.5

Total Assets

	Consolidated Successor Company
(in millions of dollars)	June 30, 2012	December 31, 2011
Asia Pacific	$275.4	$267.5
Europe	331.1	347.3
North America	178.6	170.3
Corporate/Eliminations	15.0	15.4

Total Assets	$800.1	$800.5

Segment Operating Income

Dynacast management evaluates the performance of geographical segments on an operating income basis before income taxes, interest, reorganization expenses, Melrose expense allocation and, as shown below, certain corporate transactions which are not allocated to the geographical segments.

The table below reconciles segment operating income to consolidated and combined operating income for the periods presented, which in the opinion of Dynacast management is the most comparable GAAP measurement.

(in millions of dollars)	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011	Consolidated Successor Company Six Months Ended to June 30, 2012	Combined Predecessor Company Six Months Ended to June 30, 2011

Asia Pacific	$6.5	$6.3	$10.7	$12.0
Europe	6.0	10.6	12.0	20.8
North America	5.3	5.0	10.2	10.0

Segment operating income	17.8	21.9	32.9	42.8
Corporate	(3.3)	(1.4)	(6.2)	(2.7)

	14.5	20.5	26.7	40.1
Difference in basis of accounting	—	(0.2)	—	(0.9)
Restructuring credit (expense)	0.1	1.0	(0.5)	0.8
Melrose cost allocation	—	(0.3)	—	(0.5)
Intangible asset amortization	—	(1.0)	—	(2.0)

Operating income	$14.6	$20.0	$26.2	$37.5

Depreciation and Amortization

(in millions of dollars)	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2011

Asia Pacific	$3.2	$1.0	$6.2	$1.9
Europe	3.0	1.1	6.1	2.1
North America	1.8	0.7	3.5	1.4

Total segment	8.0	2.8	15.8	5.4
Corporate	0.1	0.1	0.2	0.2
Intangible asset amortization	—	1.0	—	2.0

Total	$8.1	$3.9	$16.0	$7.6

Capital Expenditures

(in millions of dollars)	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2011

Asia Pacific	$3.2	$0.5	$5.2	$2.1
Europe	0.4	0.8	0.8	1.2
North America	1.1	1.3	2.0	1.3

Total segment	4.7	2.6	8.0	4.6
Corporate	0.1	0.1	0.1	0.1

Total	$4.8	$2.7	$8.1	$4.7

17. Supplemental Guarantor Information

The payment obligations under the 2019 Notes (see Note 8) are guaranteed, jointly and severally, by Dynacast International, Inc. (the “Parent”) and all of Parent’s 100% owned domestic subsidiaries (other than the Issuers) that guarantee the obligations of Dynacast International under the Credit Facility. These guarantees are full and unconditional, subject, in the case of the subsidiary guarantors, to customary release provisions. The Issuers are also 100% owned subsidiaries of the Parent. The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances. The 2019 Notes are instruments of the Issuers and are reflected in their balance sheet. “Pushdown” accounting has been applied to the guarantors and non-guarantors to reflect the application of purchase accounting resulting from the acquisition by the Parent on July 19, 2011 (Notes 1 and 3).

Each of the Parent and the Issuers has no material operations of its own and only limited assets. Dynacast conducts the vast majority of its business operations through its subsidiaries. In servicing payments to be made on the 2019 Notes and other indebtedness, and to satisfy other liquidity requirements, Dynacast will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of inter-company loan arrangements. The ability of these subsidiaries to make dividend payments to Dynacast or Issuers will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law and restrictions contained in agreements entered into by or relating to these entities.

The following supplemental condensed combining financial information sets forth, on a combining basis, balance sheets, statements of operations and statements of cash flows for the Parent, the Issuers, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Parent and its subsidiaries. The condensed combining financial information has been prepared on the same basis as the condensed consolidated financial statements of Dynacast as of and for the Successor Second Quarter and the Successor YTD Period and as of December 31, 2011. The Parent, the Issuers and the Guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column, the Issuers column and the Guarantor columns reflect the equity in net earnings/losses of its subsidiary guarantors and subsidiary non-guarantors, as appropriate.

The Predecessor Company condensed combining financial statements for the Predecessor Second Quarter and the Predecessor YTD Period have been prepared on the same basis as the condensed combined financial statements of the Predecessor Company. Due to the structure of the Predecessor Company, there was no ownership among the guarantor and non-guarantor subsidiaries prior to July 19, 2011.

Condensed Combining Statement of Operations

	Successor Company
	For the Three Months Ended June 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$22.6	$107.4	$(1.7)	$128.3
Costs of goods sold	—	—	(17.0)	(84.3)	1.7	(99.6)

Gross margin	—	—	5.6	23.1	—	28.7
Operating expenses:
Selling, general and administrative expense	(1.0)	—	(3.7)	(9.5)	—	(14.2)
Restructuring credit	—	—	—	0.1	—	0.1

Total operating expenses	(1.0)	—	(3.7)	(9.4)	—	(14.1)
Operating (loss) income	(1.0)	—	1.9	13.7	—	14.6
Other income (expense)
Interest (expense) and other income, net	(2.1)	(10.4)	3.3	(2.9)	—	(12.1)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(3.1)	(10.4)	5.2	10.8	—	2.5
Income tax expense	0.3	3.7	(2.9)	(2.8)	—	(1.7)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(2.8)	(6.7)	2.3	8.0	—	0.8
Equity in net earnings of unconsolidated subsidiaries	3.6	10.3	8.0	—	(21.9)	—

Net income	0.8	3.6	10.3	8.0	(21.9)	0.8
Less: net income attributable to non-controlling interests	(0.1)	—	—	—	—	(0.1)
Less: Series A preferred stock dividends	—	—	—	—	—	—

Net income attributable to controlling stockholders	$0.7	$3.6	$10.3	$8.0	$(21.9)	$0.7

Total comprehensive loss	$(14.9)	$(12.1)	$(9.2)	$(11.8)	$32.7	$(15.3)

Condensed Combining Statement of Operations

	Predecessor Company
	For the Period April 4, 2011 to June 30, 2011
(in millions of dollars)	Guarantors	Non-Guarantors	Eliminations	Combined
Net sales	$21.5	$100.3	$(1.8)	$120.0
Costs of goods sold	(17.1)	(75.1)	1.8	(90.4)

Gross margin	4.4	25.2	—	29.6
Operating expenses:
Selling, general and administrative expense	(3.1)	(7.6)	—	(10.7)
Restructuring credit	—	1.1	—	1.1

Total operating expenses	(3.1)	(6.5)	—	(9.6)
Operating income	1.3	18.7	—	20.0
Other income (expense)
Interest (expense) and other income, net	(0.2)	(0.2)	—	(0.4)

Income before provision for income taxes	1.1	18.5	—	19.6
Income tax expense	(0.8)	(5.1)	—	(5.9)

Net income	0.3	13.4	—	13.7
Less: net income attributable to non-controlling interests	—	(0.1)	—	(0.1)

Net income attributable to controlling stockholders	$0.3	$13.3	$—	$13.6

Total comprehensive income	$0.1	$14.8	$—	$14.9

Condensed Combining Statement of Operations

			Successor Company
			Six Months Ended June 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$44.7	$206.5	$(3.0)	$248.2
Costs of goods sold	—	—	(34.0)	(161.4)	3.0	(192.4)

Gross margin	—	—	10.7	45.1	—	55.8
Operating expenses:
Selling, general and administrative expense	(2.1)	(0.1)	(7.5)	(19.4)	—	(29.1)
Restructuring expense	—	—	—	(0.5)	—	(0.5)

Total operating expenses	(2.1)	(0.1)	(7.5)	(19.9)	—	(29.6)
Operating (loss) income	(2.1)	(0.1)	3.2	25.2	—	26.2
Other income (expense)
Interest (expense) and other income, net	(4.8)	(20.8)	12.5	(11.8)	—	(24.9)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(6.9)	(20.9)	15.7	13.4	—	1.3
Income tax expense	0.6	5.8	(5.2)	(3.7)	—	(2.5)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(6.3)	(15.1)	10.5	9.7	—	(1.2)
Equity in net earnings of unconsolidated subsidiaries	5.0	20.1	9.6	—	(34.7)	—

Net (loss) income	(1.3)	5.0	20.1	9.7	(34.7)	(1.2)
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Less: Series A preferred stock dividends	(0.2)	—	—	—	—	(0.2)

Net (loss) income attributable to controlling stockholders	$(1.5)	$5.0	$20.1	$9.6	$(34.7)	$(1.5)

Total comprehensive (loss) income	$(6.7)	$(0.4)	$13.4	$2.9	$(16.0)	$(6.8)

Condensed Combining Statement of Operations

	Predecessor Company
	Six Months Ended June 30, 2011
(in millions of dollars)	Guarantors	Non-Guarantors	Eliminations	Combined
Net sales	$43.8	$199.5	$(2.8)	$240.5
Costs of goods sold	(35.1)	(150.8)	2.8	(183.1)

Gross margin	8.7	48.7	—	57.4
Operating expenses:
Selling, general and administrative expense	(6.3)	(14.5)	—	(20.8)
Restructuring credit	—	0.9	—	0.9

Total operating expenses	(6.3)	(13.6)	—	(19.9)
Operating income	2.4	35.1	—	37.5
Other income (expense)
Interest (expense) and other income, net	(0.6)	(0.6)	—	(1.2)

Income before provision for income taxes	1.8	34.5	—	36.3
Income tax expense	(0.9)	(9.1)	—	(10.0)

Net income	0.9	25.4	—	26.3
Less: net income attributable to non-controlling interests	—	(0.2)	—	(0.2)

Net income attributable to controlling stockholders	$0.9	$25.2	$—	$26.1

Total comprehensive income	$1.0	$33.0	$—	$34.0

Condensed Combining Balance Sheet

	Successor Company
	As of June 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$2.5	$2.6	$20.6	$—	$25.7
Accounts receivable, net	—	—	12.1	64.7	—	76.8
Income tax receivable	—	—	1.2	0.9	—	2.1
Due from affiliates	0.1	—	1.3	1.1	(2.5)	—
Inventory	—	—	5.8	37.5	—	43.3
Derivatives	—	1.4	—	0.1	—	1.5
Prepaid expenses	—	—	0.2	1.9	—	2.1
Other assets	—	—	—	3.3	—	3.3
Deferred income taxes	0.6	—	3.7	1.8	(0.3)	5.8

Total current assets	0.7	3.9	26.9	131.9	(2.8)	160.6
Property and equipment, net	—	—	18.8	99.4	—	118.2
Intangible assets, net	—	—	27.6	231.8	—	259.4
Income tax receivable	—	—	0.3	—	—	0.3
Other assets, including deferred financing	0.4	20.8	—	1.8	—	23.0
Goodwill	—	—	30.8	203.3	—	234.1
Investment in unconsolidated subsidiaries	192.9	576.4	460.5	—	(1,229.8)	—
Notes receivable from affilate, net	—	18.9	56.4	28.9	(104.2)	—
Deferred income taxes	1.1	12.7	—	4.4	(13.7)	4.5

Total assets	$195.1	$632.7	$621.3	$701.5	$(1,350.5)	$800.1

Liabilities and Equity
Current liabilities
Accounts payable	$0.7	$0.1	$8.3	$50.6	$—	$59.7
Income taxes payable	—	—	—	6.7	—	6.7
Derivatives	—	0.1	—	0.1	—	0.2
Accrued expenses	1.1	0.3	8.5	20.3	—	30.2
Accrued interest	—	14.9	—	—	—	14.9
Other liabilities	—	—	0.9	13.5	—	14.4
Deferred revenue	—	—	2.8	5.4	—	8.2
Due to affiliates	—	—	1.1	1.4	(2.5)	—
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	5.0	—	—	—	5.0
Deferred income taxes	—	—	—	1.9	—	1.9

Total current liabilities	1.8	20.4	21.6	100.5	(2.5)	141.8
Other accrued expenses	—	—	—	0.3	—	0.3
Income tax payable	—	—	0.7	—	—	0.7
Accrued interest and dividends	7.4	—	—	—	—	7.4
Accrued pension and retirement benefit obligations	—	—	3.7	15.2	—	18.9
Notes payable to affiliate, net	16.9	29.4	—	57.8	(104.1)	—
Long-term debt, net	—	390.0	—	—	—	390.0
Redeemable preferred stock	53.0	—	—	283.6	(283.6)	53.0
Warrants	6.1	—	—	—	—	6.1
Deferred income taxes	—	—	18.9	63.7	(14.1)	68.5

Total liabilities	85.2	439.8	44.9	521.1	(404.3)	686.7

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—
Puttable common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	108.4	192.9	576.4	125.3	(894.6)	108.4
Non-controlling interests	—	—	—	3.5	—	3.5

Total equity	108.4	192.9	576.4	128.8	(894.6)	111.9

Total liabilities and equity	$195.1	$632.7	$621.3	$701.5	$(1,350.5)	$800.1

Condensed Combining Balance Sheet

	Successor Company
	As of December 31, 2011
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$1.9	$0.9	$18.3	$—	$21.1
Accounts receivable, net	—	—	10.8	56.1	—	66.9
Income tax receivable	—	—	1.8	1.3	—	3.1
Due from affiliates	—	—	1.6	0.6	(2.2)	—
Inventory	—	—	5.8	33.2	—	39.0
Derivatives	—	1.3	—	—	—	1.3
Prepaid expenses	—	—	0.1	1.8	—	1.9
Other assets	—	—	—	3.2	—	3.2
Deferred income taxes	0.6	—	3.6	1.8	(0.2)	5.8

Total current assets	0.6	3.2	24.6	116.3	(2.4)	142.3
Property and equipment, net	—	—	19.0	100.9	—	119.9
Intangible assets, net	—	—	28.3	242.4	—	270.7
Income tax receivable	—	—	0.3	—	—	0.3
Other assets, including deferred financing	0.4	21.7	0.7	1.9	(0.7)	24.0
Goodwill	—	—	32.6	205.8	—	238.4
Investment in unconsolidated subsidiaries	193.3	572.5	454.9	—	(1,220.7)	—
Notes receivable from affilate, net	—	16.3	52.5	15.6	(84.4)	—
Deferred income taxes	0.6	7.9	—	4.9	(8.5)	4.9

Total assets	$194.9	$621.6	$612.9	$687.8	$(1,316.7)	$800.5

Liabilities and Equity
Current liabilities
Accounts payable	$—	$0.8	$7.7	$44.2	$—	$52.7
Income taxes payable	—	—	—	6.8	—	6.8
Derivatives	—	—	—	0.2	—	0.2
Accrued expenses	2.2	—	9.4	20.1	—	31.7
Accrued interest	—	14.6	—	—	—	14.6
Other liabilities	—	—	0.9	10.3	—	11.2
Deferred revenue	—	—	3.0	5.4	—	8.4
Due to affiliates	—	—	0.6	1.6	(2.2)	—
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	5.0	—	—	—	5.0
Deferred income taxes	—	—	—	1.3	—	1.3

Total current liabilities	2.2	20.4	21.6	90.5	(2.2)	132.5
Other accrued expenses	—	—	—	1.6	(0.7)	0.9
Income tax payable	—	—	0.7	—	—	0.7
Accrued interest and dividends	3.4	—	—	—	—	3.4
Accrued pension and retirement benefit obligations	—	—	4.5	15.0	—	19.5
Notes payable to affiliate, net	14.3	15.4	—	54.7	(84.4)	—
Long-term debt, net	—	392.5	—	—	—	392.5
Redeemable preferred stock	26.5	—	—	283.6	(283.6)	26.5
Warrants	6.1	—	—	—	—	6.1
Deferred income taxes	—	—	13.6	67.3	(8.7)	72.2

Total liabilities	52.5	428.3	40.4	512.7	(379.6)	654.3

Convertible redeemable preferred stock	26.5	—	—	51.6	(51.6)	26.5
Puttable common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	114.4	193.3	572.5	119.7	(885.5)	114.4
Non-controlling interests	—	—	—	3.8	—	3.8

Total equity	114.4	193.3	572.5	123.5	(885.5)	118.2

Total liabilities and equity	$194.9	$621.6	$612.9	$687.8	$(1,316.7)	$800.5

Condensed Combining Statement of Cash Flows

	Successor Company
	Six Months Ended June 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net cash flows (used in) provided by operating activities	$—	$(18.6)	$4.4	$33.1	$(2.6)	$16.3

Cash flows from investing activities
Capital expenditures	—	—	(2.5)	(6.7)	—	(9.2)
Settlement of derivative contracts	—	1.3	—	—	—	1.3
Notes receivable issued to affiliates, net	—	(2.5)	(0.6)	(22.3)	25.4	—

Net cash flows used in investing activities	—	(1.2)	(3.1)	(29.0)	25.4	(7.9)

Cash flows from financing activities
Draws on revolver	—	14.0	—	—	—	14.0
Repayment on revolver	—	(14.0)	—	—	—	(14.0)
Debt issuance costs	—	(0.6)	—	—	—	(0.6)
Notes payable from affiliates, net	—	23.5	0.4	(1.1)	(22.8)	—
Dividends paid to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Repayment of long-term debt	—	(2.5)	—	—	—	(2.5)

Net cash flows provided by (used in) financing activities	—	20.4	0.4	(1.3)	(22.8)	(3.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)
Net change in cash and cash equivalents	—	0.6	1.7	2.3	—	4.6
Cash and cash equivalents
Beginning of period	—	1.9	0.9	18.3	—	21.1

End of period	$—	$2.5	$2.6	$20.6	$—	$25.7

Condensed Combining Statement of Cash Flows

	Predecessor Company
	Six Months Ended June 30, 2011
(in millions of dollars)	Guarantors	Non-Guarantor	Combined
Cash flows from operating activities
Net cash flows provided by operating activities	$3.8	$26.8	$30.6

Cash flows from investing activities
Capital expenditures	(1.2)	(5.0)	(6.2)
Settlement of derivative contracts	—	0.5	0.5
Repayment of notes receivable issued to affiliates	0.2	26.0	26.2

Net cash flows (used in) provided by investing activities	(1.0)	21.5	20.5

Cash flows from financing activities
Notes payable from affiliates	(0.1)	(12.7)	(12.8)
Distributions to Melrose	—	(26.2)	(26.2)
Dividends paid to Melrose	—	(0.5)	(0.5)
Dividends paid to non-controlling interests	—	(0.1)	(0.1)
Repayment of long-term debt	—	(0.4)	(0.4)

Net cash flows used in financing activities	(0.1)	(39.9)	(40.0)

Effect of exchange rate changes on cash and cash equivalents	—	0.3	0.3
Net change in cash and cash equivalents	2.7	8.7	11.4
Cash and cash equivalents
Beginning of period	0.5	27.3	27.8

End of period	$3.2	$36.0	$39.2

*****

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Dynacast and our management may make, certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified by the use of forward-looking terminology, such as “contemplate,” “believe,” “estimate,” “anticipate,” “continue,” “expect,” “intend,” “predict,” “project,” “potential,” “possible,” “may,” “plan,” “should,” “would,” “goal,” “target” or other similar expressions or, in each case, their negative or other variations or comparable terminology. Forward-looking statements express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results, and include all matters that are not historical facts. Such statements include, in particular, statements about our plans, intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, earnings outlook, prospects, growth, strategies, the industry in which we operate, economic conditions and trends in the regions in which we operate, our potential for growth in specified markets or geographies, facility improvements and capital expenditures. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements involve certain risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Actual outcomes or results may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if actual outcomes or results are consistent with the forward-looking statements contained in this report, those outcomes or results may not be indicative of outcomes or results in subsequent periods.

You should not place undue reliance on any forward-looking statement and you should consider the following factors that may cause actual outcomes or results to differ materially from forward-looking statements, as well as those discussed in any of our subsequent filings with the SEC:

•	competitive risks from other zinc or aluminum diecast producers or self-manufacture by customers;

•	relationships with, and financial or operating conditions of, our key customers, suppliers and other stakeholders;

•	loss of, or an inability to attract, key management;

•	fluctuations in the supply of, and prices for and raw materials in the areas in which we maintain production facilities;

•	union disputes, labor unrest or other employee relations issues;

•	availability of production capacity;

•	environmental, health and safety costs;

•	impact of future mergers, acquisitions, joint ventures or teaming agreements;

•	our substantial level of indebtedness and ability to generate cash;

•	changes in the availability and cost of capital;

•	changes in or timing of our restructuring or facility development plans;

•	restrictions in our debt agreements;

•	fluctuations in the relative value of the U.S. dollar and the currencies of the countries and regions in which we operate and the effectiveness of our currency hedging activities;

•	ability to repatriate cash held by our foreign subsidiaries;

•	changes in political, economic, regulatory and business conditions, including changes in taxes, tax rates, duties or tariffs;

•	acts of war or terrorist activities;

•	existence or exacerbation of general political instability and uncertainty in the U.S. or in other countries or regions in which we operate;

•	cyclical demand and pricing within the principal markets for our products;

•	our separation from Melrose, transition to an independent company and ability to operate as a stand-alone entity; and

•	other risks and factors identified in this report, including under the heading “Risk Factors.”

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this report.

Any forward-looking statements that we make in this report speak only as of the date of those statements. All subsequent written and oral forward-looking statements concerning the matters addressed in this report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Unless expressly indicated or the context requires otherwise, the terms “Dynacast”, the “Company”, “we”, “us” and “our” in this report refer to Dynacast International Inc. and when appropriate, its wholly owned subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed financial statements and notes related thereto. The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services and other future results, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Cautionary Statement Regarding Forward-Looking Statements.”

Overview and Business Trends

Dynacast International Inc. (the “Successor Company” or “Dynacast”) was incorporated as a Delaware corporation in May 2011 by a consortium of private investors led by Kenner and Company (“Kenner”) and subsequently acquired the Dynacast businesses (the “Predecessor Company” or “Dynacast Group”) from Melrose PLC (“Melrose”) on July 19, 2011 for approximately $590 million, less outstanding notes payable to affiliates of Melrose, net, plus the remittance of cash held by the Dynacast Group as of that date (the “Acquisition”). Dynacast had no activity or operations prior to the Acquisition. In conjunction with the Acquisition, Dynacast International LLC and Dynacast Finance Inc (collectively the “Issuers”), direct and indirect wholly owned subsidiaries of Dynacast, issued $350.0 million in aggregate principal amount of 9.25% Senior Secured Second Lien Notes due 2019 (the “Notes”). Concurrently with the issuance of the Notes, Dynacast International LLC, as borrower, entered into a senior credit facility, consisting of a $50.0 million term loan and a $50.0 million revolving credit facility with certain lenders to finance the Acquisition and provide for working capital (the “Senior Credit Facility”).

Dynacast is a global manufacturer of small engineered precision die cast components serving customers in the automotive safety and electronics, consumer electronics, healthcare, hardware, computer and peripherals industries, among others. Our customers range from large multi-national companies to small businesses. In recent years, the largest end-markets in which our customers operate are automotive safety and electronics, consumer electronics and healthcare. We also have a number of customers in the hardware, computer and peripherals, telecommunications and tooling industries. We manage our business primarily on a geographical basis through three reportable segments—Asia Pacific, Europe and North America:

The Asia Pacific segment is comprised of seven manufacturing facilities located in India, Indonesia, Korea, Malaysia, Singapore and China, where there are two separate facilities.

The Europe segment is comprised of seven manufacturing facilities located in Austria, France, Germany, Italy, Slovenia, Spain and the United Kingdom.

The North America segment is comprised of six manufacturing facilities, three of which are located in the United States, two in Canada and one in Mexico.

Revenues

Our core operation is die-casting of components, which represents the substantial majority of our revenues. We also generate revenues from designing and building tools and machines and from surface coatings, machining and sub-assembly.

Cost of Goods Sold

The principal components of cost of goods sold in our manufacturing operations are raw materials, factory overhead, and labor. These principal components of overhead cost include freight charges, purchasing, receiving and inspection costs, internal transfer costs and warehousing costs through the manufacturing process. Each manufacturing facility typically sources its own raw materials and distributes its finished goods.

Generally, we are substantially protected against the underlying movements in metal prices through contractual pass-through provisions with our customers. In the vast majority of cases, metal prices are set each month proactively based on the previous month’s metal index, rather than on a retroactive basis. Although this can create a lag-effect in a rising or falling market, changes in the price of zinc, aluminum or magnesium do not significantly impact our operations. Due to our rapid manufacturing process, we generally hold a low level of raw material inventory and our exposure to changes in metal prices (both negative and positive) is therefore limited. As a result, we do not enter into metal hedging contracts.

Reorganization and Integration Costs

Montreal—In late 2009, we made a decision to exit our operating facility in Montreal and established a plan which included the movement of manufacturing assets from Montreal to Austria, Malaysia, Singapore and other existing North American facilities, the severance of individuals (including management and employees) and the closure of the Montreal manufacturing facility and associated lease costs. The Montreal facility was closed in June 2010. In conjunction with the closure, we incurred operating costs of $0.3 million in 2009 and $10.2 million in 2010 relating to this plan, including $3.3 million relating to the termination of the facility lease in Montreal. During the six months ended June 30, 2011 (the “Predecessor YTD Period”), we entered into a lease termination settlement, resulting in a $1.2 million reduction in our restructuring reserve, which is recorded in restructuring credit (expense) in the combined financial statements for the period April 4, 2011 to June 30, 2011 (the “Predecessor Second Quarter”) and the Predecessor YTD Period.

France—In March 2012, we established a restructuring program at our facility in France aimed at improving the operating income margin (the “France Restructuring”). The France Restructuring which is expected to be completed in 2012, consists entirely of employee-related cash costs including severance and other termination benefits. In conjunction with the France Restructuring, during the Successor YTD Period we accrued $0.5 million in costs, which represents the full amount we expect to incur related to this program.

International Business Development Group

During early 2010, we completed the formation of our global sales force, the IBD group. Since its formation, the IBD group has identified new programs that are driven by global customers with central decision making in North America but with manufacturing elsewhere. These programs are typically high value, with launch periods ranging from 6 to 18 months.

Market and Performance Overview

Our sales are significantly impacted by the timing and life cycle of our customers’ programs and platforms. The duration of customer programs is dependent on the product and industry. Automotive safety and electronics industry programs can run up to ten years, while consumer electronics programs can be as short as six months. As such, the composition of sales by customer varies from year to year, with some programs experiencing a decrease in demand or termination due to the overall life cycle of the products, while new programs and customers are brought on board.

Our manufacturing facilities closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our European sales are generally weaker in the third quarter as many of our European customers and our manufacturing facilities themselves are closed for several weeks for summer vacation. Our Asia Pacific region sales are generally stronger in the consumer electronics industry during the third and fourth quarters as our customers prepare for the holiday season.

Economic events created recessionary conditions around the world in many industries in 2009. The continued global financial crisis resulted in, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values globally, and concerns that the worldwide economy would enter into a prolonged recessionary period. Consequently, our operating results for a particular period are difficult to predict and prior results are not necessarily indicative of results to be expected in future periods. We instituted operational improvements throughout this difficult period, a portion of which will be sustainable as the economy continues to improve, allowing us to take advantage of opportunities in our markets served.

During 2012, the Euro weakened against the U.S. Dollar (“USD”). For the three and six months ended June 30, 2012 the average Euro to USD exchange rate was 1.285 and 1.297, respectively, or 10.7% and 7.5%, respectively lower than the corresponding periods in 2011. The effect of these lower average rates is to lower the translated USD value of Euro-denominated sales and operating income discussed in more detail below.

Consistent with the trends noted above, sales in our Southern European operating units were negatively impacted beginning in the second half of 2011 and continue to lag. The ongoing debt crisis in Southern Europe continues to impact sales in our operating units in Spain, France and, to a lesser extent, Italy. In these countries we are seeing demand dampened in the construction and automotive sectors as consumer confidence wanes under the weight of increasing unemployment and interest rates. In response to the downturn in demand in these countries, many customers have reduced or delayed placing orders until they see a return of consumer confidence. We expect this trend to continue for the foreseeable future until the economy in the European region begins to improve as a whole.

Thus far, the North America region has seen minimal residual effect from the debt crisis in Europe. However, should the debt crisis worsen in Europe, it is possible that sales in North America could be negatively impacted. In response to increasing demand at our Lake Forest facility, we expanded our manufacturing facilities at that location in 2012.

Economic conditions remain robust in the Asia Pacific region and we continue to see sales growth from new business opportunities, particularly in the automotive safety and electronics sector as well as the consumer electronics sector. In response to the expected continued growth in the Asia Pacific region, we are currently expanding our Shanghai manufacturing facilities, which we anticipate to complete by the end of 2012.

For the six months ended June 30, 2012 (the “Successor YTD Period”), approximately 41% of our sales were to customers in the global automotive safety and electronics end market, approximately 13% of our sales were to customers in the consumer electronics end market and approximately 8% of our sales were to customers in the healthcare end market. We have seen continued growth in these end markets, particularly in the Asia Pacific region. Economic conditions appear to have had a lesser impact on sales in this region, and we continue to see new business opportunities. We expect continued growth in the Asia Pacific region as our operations in this region are expanded. In addition, in an effort to expand our overall manufacturing footprint, we made a strategic decision in 2012 to introduce aluminum production capabilities in Europe. The new aluminum program is based in Austria and production began in 2012.

The Successor YTD Period was impacted by a number of factors, including the Acquisition, issuance of the Notes and entering into the Senior Credit Facility. The issuance of the Notes and entering into the Senior Credit Facility in July 2011 resulted in additional interest expense of $11.7 and $23.8 million during the three months ended June 30, 2012 (“the Successor Second Quarter”) and the Successor YTD Period, respectively, including amortization of deferred financing costs. In total, we capitalized approximately $28.8 million in deferred financing costs, including $5.6 million of deferred financing costs related to a bridge loan that was written off in 2011 following the Acquisition. Deferred financing costs, excluding the costs associated with the bridge loan, will be amortized over the respective terms of the Notes and the Senior Credit Facility. In addition to the capitalized deferred financing costs, we expensed approximately $16.5 million in transaction costs associated with the Acquisition in 2011. In August 2011, pursuant to the share purchase agreement with Melrose, we remitted approximately $12.2 million to Melrose as additional consideration, representing cash held as of the close of business on the Acquisition date.

Effect of the Acquisition

The Acquisition is accounted for in accordance with accounting guidance for business combinations, resulting in the recognition of acquired assets and liabilities assumed at fair value as of July 19, 2011. The preparation of the Predecessor Company’s financial statements includes the use of accounting procedures wherein certain assets, liabilities and expenses historically recorded or incurred at the Melrose level, which related to the Dynacast business or were incurred on behalf of the Dynacast business, have been identified and allocated, or pushed down, as appropriate to reflect the stand-alone financial results of the Dynacast business for the Predecessor Company periods presented. Additionally, the purchase price paid in the Acquisition has been recorded in the Successor Company’s financial statements.

Matters Affecting Comparability of Results

The purchase price in the Acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 19, 2011. Fair value measurements were applied based on assumptions that market participants would use in the pricing of the asset or liability. As a result of the additional depreciation and amortization expense included in cost of goods sold and SG&A due to the purchase price allocation, gross margin and operating income for the Successor Second Quarter and the Successor YTD Period were negatively impacted compared to the Predecessor Second Quarter and the Predecessor YTD Period. The amount of the additional depreciation and amortization expense is shown in the following table:

	Successor Second Quarter			Successor YTD Period
(in millions of dollars)	Cost of Goods Sold	SG&A	Total	Cost of Goods Sold	SG&A	Total
Asia Pacific	$0.6	$1.3	$1.9	$1.3	$2.6	$3.9
Europe	0.8	1.3	2.1	1.6	2.6	4.2
North America	0.7	0.5	1.2	1.3	1.0	2.3
Corporate	—	(1.1)	(1.1)	—	(2.1)	(2.1)

	$2.1	$2.0	$4.1	$4.2	$4.1	$8.3

Additionally, the Predecessor Company’s combined financial statements may not be indicative of our future performance and do not necessarily reflect what our consolidated results of operations, financial position and cash flows would have been had we operated as an independent, stand-alone company during the Predecessor Company periods presented. Certain general corporate overhead and other expenses were allocated by Melrose to us prior to the Acquisition, as described in Note 14 to the accompanying unaudited condensed consolidated and combined financial statements. We believe such allocations were reasonable; however, they are not indicative of the actual expenses that would have been incurred had we been operating as an independent, stand-alone company for the periods presented, nor do they reflect the increases in costs that we have incurred in connection with the establishment of an appropriate accounting and reporting system, debt service obligations, provision of healthcare to our employees and other costs of operating as a stand-alone company.

Allocation of Purchase Price.

The allocation of the purchase price to the assets acquired and liabilities assumed is based on their respective fair values, which resulted in changes in the values of tangible and intangible assets. The adjustment of property and equipment basis and remaining useful lives affects comparability of depreciation expense between (i) the Successor Second Quarter and the Predecessor Second Quarter and (ii) the Successor YTD Period and the Predecessor YTD Period. Allocation of the purchase price to intangible assets affects the comparability of amortization expense between (i) the Successor Second Quarter and the Predecessor Second Quarter and (ii) the Successor YTD Period and the Predecessor YTD Period.

The Acquisition resulted in the recognition of $251.0 million of goodwill, which is not deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and represents the estimated economic value attributable to future operations.

New Capital Structure. In connection with the Acquisition, certain payments were made to Melrose to settle outstanding notes payable to affiliates. Following the Acquisition, our capital structure now includes long-term debt, preferred stock, warrants and common stock. The increased amount of long-term debt and the Series A and B mandatorily redeemable preferred stock issued in connection with the Acquisition affects the comparability of interest expense between (i) the Successor Second Quarter and the Predecessor Second Quarter and (ii) the Successor YTD Period and the Predecessor YTD Period.

Provision for (Benefit From) Income Taxes. Non-deductibility of interest expense associated with the Series A and B mandatorily redeemable preferred stock and the valuation allowance in the United States impacted the income tax rate in the Successor YTD Period.

Principally due to the reasons discussed above, our financial statements after July 19, 2011 are not comparable to those prior to that date.

Consolidated and Combined Results of Operations

We believe the selected data and the percentage relationship between net sales and major categories in the Consolidated and Combined Statements of Operations are important in evaluating our operations. The following tables set forth items from the Consolidated and Combined Statements of Operations as reported and as a percentage of net sales for the periods presented:

Consolidated Successor Period April 1, 2012 to June 30, 2012 and Combined Predecessor Period April 4, 2011 to June 30, 2011

(in millions of dollars)	Consolidated Successor Company Three Months Ended June 30, 2012		Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011
Net sales	$128.3	100.0%	$120.0	100.0%
Costs of goods sold	(99.6)	-77.6%	(90.4)	-75.3%

Gross margin	28.7	22.4%	29.6	24.7%
Operating expenses:
Selling, general and administrative expense	(14.2)	-11.1%	(10.7)	-8.9%
Restructuring credit	0.1	0.1%	1.1	0.9%

Total operating expenses	(14.1)	-11.0%	(9.6)	-8.0%
Operating income	14.6	11.4%	20.0	16.7%
Other income (expense)
Interest expense	(12.2)	-9.5%	(0.4)	-0.3%
Other income	0.1	0.1%	—	0.0%

Income before income taxes	2.5	1.9%	19.6	16.3%
Income tax expense	(1.7)	-1.3%	(5.9)	-4.9%

Net income (loss)	$0.8	0.6%	$13.7	11.4%

Net Sales. Net sales were $128.3 million for the Successor Second Quarter compared to $120.0 million for the Predecessor Second Quarter—an increase of $8.3 million, or 6.9%. Net sales for the Successor Second Quarter and Predecessor Second Quarter included $8.6 million, or 6.7%, and $5.1 million, or 4.2%, in revenue, respectively, related to sales of new tools or replacement tools that were separately priced. The increase in net sales is primarily attributable to increased sales in the Asia Pacific segment of $14.9 million, partially offset by decreased sales in the Europe and North America segments of $6.3 and $0.3 million, respectively, which are discussed in more detail below. In addition, the average Euro to USD exchange rate weakened by 10.7% from approximately 1.439 in the Predecessor Second Quarter to 1.285 in the Successor Second Quarter, resulting in a decrease in the translated USD value of Euro-denominated sales of approximately $5.0 million in the Successor Second Quarter.

Gross Margin. Gross margin as a percentage of net sales for the Successor Second Quarter was 22.4% compared to 24.7% for the Predecessor Second Quarter. The decrease in gross margin is primarily attributable to additional amortization expense of $0.9 million, related to the step up in intangible assets, specifically technology, and additional depreciation expense of $1.2 million related to the step-up in depreciable tangible assets, in each case, due to the purchase price allocation, which resulted in an increase in cost of goods sold during the Successor Second Quarter. Additionally, the decline in the Euro to USD exchange rate discussed above had a negative impact on the gross margin of approximately $1.3 million in the Successor Second Quarter compared to the Predecessor Second Quarter.

Selling General & Administrative. Selling, General and Administrative (“SG&A”) expenses as a percentage of net sales were 11.1% for the Successor Second Quarter compared to 8.9% for the Predecessor Second Quarter. The increase in SG&A expenses as a percentage of net sales during the Successor Second Quarter is primarily attributable to the step-up in intangible assets due to the purchase price allocation, specifically customer relationships, which accounted for an additional $2.0 million in amortization expense and increased management fees of approximately $0.6 million. Lastly, the decline in the Euro to USD exchange rate discussed above had a positive impact on SG&A of approximately $0.3 million in the Successor Second Quarter compared to the Predecessor Second Quarter.

Interest Expense. We incurred interest expense of $12.2 million during the Successor Second Quarter, of which approximately $8.9 million was attributable to the Notes and the Senior Credit Facility, $0.9 million was attributable to the amortization of deferred financing costs, $2.0 million was attributable to the Series A and B mandatorily redeemable preferred stock and $0.4 million was attributable to other interest costs.

Restructuring Credit. There was a restructuring credit of $0.1 million for the Successor Second Quarter compared to $1.1 million credit for the Predecessor Second Quarter. The restructuring credit for the Predecessor Second Quarter related to the Montreal plant closure discussed previously in “Reorganization and Integration Costs.”

Income Taxes. The effective tax rate for the Successor Second Quarter was 68% as compared to 30% for the Predecessor Second Quarter. Dynacast’s tax expense for the Successor Second Quarter was unfavorably impacted primarily by non-deductible interest expense associated with the Series A and B mandatorily redeemable preferred stock.

Segment Operating Results:

Segment operating income by segment was as follows for the periods presented:

(in millions of dollars)	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011	Percentage Change
Asia Pacific	$6.5	$6.3	3.2%
Europe	6.0	10.6	-43.4%
North America	5.3	5.0	6.0%

Total	$17.8	$21.9	-18.7%

Net sales by segment were as follows for the periods presented:

(in millions of dollars)	Consolidated Successor Company Three Months Ended June 30, 2012	Combined Predecessor Company For the Period April 4, 2011 to June 30, 2011	Percentage Change
Asia Pacific	$51.0	$36.1	41.3%
Europe	43.4	49.7	-12.7%
North America	33.9	34.2	-0.9%

Total	$128.3	$120.0	6.9%

Asia Pacific

Net Sales. Net sales in the Asia Pacific segment were $51.0 million for the Successor Second Quarter compared to $36.1 million for the Predecessor Second Quarter. The increase in sales of $14.9 million, or 41.3%, is primarily attributable to increased sales across the region as a whole, led by Singapore, Shanghai and Dongguan (“DDG”), which reported sales increases of $7.6, $6.5, and $1.0 million, respectively, as discussed below.

Gross Margin. Gross margin as a percentage of net sales was 20.1% for the Successor Second Quarter compared to 23.6% for the Predecessor Second Quarter. The decrease in gross margin was primarily driven by additional amortization expense of $0.3 million related to the step-up in intangible assets, specifically technology, and additional depreciation expense of $0.3 million related to the step-up in depreciable tangible assets, which resulted in an increase in cost of goods sold during the Successor Second Quarter.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 7.3% for the Successor Second Quarter compared to 6.1% for the Predecessor Second Quarter. The increase in SG&A as a percentage of net sales during the Successor Second Quarter is primarily attributable to the step-up in intangible assets, specifically customer relationships, which accounted for an additional $1.3 million in amortization expense.

Segment Operating Income. Segment operating income for the Asia Pacific segment was $6.5 million for the Successor Second Quarter compared to $6.3 million for the Predecessor Second Quarter. The $0.2 million, or 3.2%, increase in segment operating income is primarily attributable to the overall increase in net sales of $14.9 million, offset by the additional amortization and depreciation expense of $1.9 million resulting from the step-up in depreciable tangible and intangible assets.

Singapore. The $7.6 million increase in total sales in Singapore is primarily attributable to increased sales volume to two customers in the consumer electronics sector.

Shanghai. The $6.5 million increase in total sales in Shanghai is primarily attributable to increased sales across all industries as a whole, led by the telecommunications, automotive and consumer electronics industries.

Dongguan. The $1.0 million increase in total sales in DDG is primarily attributable to increased sales volumes to one customer in the consumer electronics industry related to a new product.

Europe

Net Sales. Net sales in Europe were $43.4 million for the Successor Second Quarter compared to $49.7 million for the Predecessor Second Quarter. The decrease in sales of $6.3 million, or 12.7%, is primarily attributable to a change in the average Euro to USD foreign exchange rate of 0.154, or 10.7%, which reduced net sales by approximately $5.0 million. Also contributing to the decrease was a $1.3 million decrease attributable to reduced sales in Spain.

Gross Margin. Gross margin as a percentage of net sales was 22.9% for the Successor Second Quarter compared to 26.6% for the Predecessor Second Quarter. The decrease in gross margin was primarily driven by additional amortization expense of $0.5 million related to the step-up in intangible assets, specifically technology, and additional depreciation expense of $0.3 million related to the step-up in depreciable tangible assets, which resulted in an increase cost of goods sold during the Successor Second Quarter. Additionally, as noted above, the decline in the Euro to USD exchange rate had a negative impact on the gross margin by approximately $1.3 million in the Successor Second Quarter compared to the Predecessor Second Quarter.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 9.3% for the Successor Second Quarter compared to 7.0% for the Predecessor Second Quarter. The increase in SG&A as a percentage of net sales during the Successor Second Quarter is primarily attributable to the step-up in intangible assets, specifically customer relationships, which accounted for an additional $1.3 million in amortization expense and the $6.3 million decrease in net sales. Additionally, the weaker Euro to USD exchange rate discussed above reduced SG&A expense by approximately $0.3 million.

Segment Operating Income. Segment operating income was $6.0 million for the Successor Second Quarter compared to $10.6 million for the Predecessor Second Quarter. The $4.6 million, or 43.4%, decrease in operating income is attributable to additional amortization expense of $1.8 million related to the step-up in intangible assets, $0.3 million in additional depreciation expense related to the step-up in depreciable assets, $1.0 million related to the weaker Euro to USD exchange rate and generally weaker sales in Southern Europe. As noted in “Market Performance and Overview” the ongoing debt crisis in Southern Europe continues to impact sales in our facilities in Spain and to a lesser extent, France and Italy, which reported net sales decreases of $2.0, $0.9 and $0.7 million respectively. In addition, Austria and Germany also reported sales decreases of approximately $1.8 and $1.2 million, respectively, which was primarily attributable to a weaker Euro to USD exchange rate between the periods.

Spain. The $2.0 million decrease in sales in Spain is attributable to a $1.3 million decrease in sales volumes across all industries and $0.7 million decrease attributable to a weaker Euro to USD exchange rate. Spain’s sales continue to be hurt by the on-going economic crisis currently impacting Southern Europe. See “Market Performance and Overview for additional information”.

France. The $0.9 million decrease in net sales is primarily attributable to decreased sales volumes to seven of France’s top ten customers led by the automotive, consumer electronics, and hardware sectors.

Italy. The $0.7 million decrease in net sales is primarily attributable to decreased sales volumes across all sectors.

North America

Net Sales. Net sales in North America were $33.9 million for the Successor Second Quarter compared to $34.2 million for the Predecessor Second Quarter. The decrease in sales of $0.3 million, or less than one percent, is primarily attributable to decreased sales at Elgin and Peterborough of $1.5 and $1.3 millon, respectively, partially offset by increased sales of $2.4 million at Lake Forest as discussed below.

Gross Margin. Gross margin as a percentage of net sales was 24.2% for the Successor Second Quarter compared to 22.2% for the Predecessor Second Quarter. The increase in gross margin was primarily attributable to Elgin, which incurred additional overtime, maintenance, and shipping costs during the Predecessor Second Quarter associated with the closure of the Montreal facility in 2010 and the subsequent transfer of machines to Elgin, which costs were absent during the Successor Second Quarter.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 8.7% for the Successor Second Quarter compared to 7.9% for the Predecessor Second Quarter. The increase in SG&A as a percentage of net sales during the Successor Second Quarter is primarily attributable to the step-up in intangible assets, specifically customer relationships, which accounted for an additional $0.5 million in amortization expense.

Segment Operating Income. Segment operating income was $5.3 million for the Successor Second Quarter, which is consistent with the $5.0 million for the Predecessor Second Quarter.

Elgin. The $1.5 million decrease in sales is primarily attributable to decreased sales in the healthcare sector of approximately $0.9 million, or 60.0%.

Peterborough. Approximately $0.5 million of the $1.3 million decrease in total sales is attributable to decreased machine sales with the remainder primarily attributable to decreased sales in the automotive industry.

Lake Forest. The increase in total sales of $2.4 million at Lake Forest is primarily attributable to a $2.1 million, or 87.5%, increase in sales in the automotive industry.

Consolidated Successor Company Six Months Ended June 30, 2012 and Combined Predecessor Six Months Ended June 30, 2011

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Net sales	$248.2	100.0%	$240.5	100.0%
Costs of goods sold	(192.4)	-77.5%	(183.1)	-76.1%

Gross margin	55.8	22.5%	57.4	23.9%
Operating expenses:
Selling, general and administrative expense	(29.1)	-11.7%	(20.8)	-8.6%
Restructuring (expense) credit	(0.5)	-0.2%	0.9	-0.1%

Total operating expenses	(29.6)	-11.9%	(19.9)	-8.3%
Operating income	26.2	10.6%	37.5	15.6%
Other income (expense)
Interest expense	(25.0)	-10.1%	(1.2)	-0.5%
Other income	0.1	0.0%	—	0.0%

Income before income taxes	1.3	0.5%	36.3	15.1%
Income tax expense	(2.5)	-1.0%	(10.0)	-4.2%

Net (loss) income	$(1.2)	-0.5%	$26.3	10.9%

Net Sales. Net sales for the Successor YTD Period were $248.2 million compared to $240.5 million for the Predecessor YTD Period. Net sales for the Successor YTD Period and Predecessor YTD Period included $14.5 million, or 5.8% and $10.5 million, or 4.4%, of revenue, respectively, related to sales of new tools or replacement tools that were separately priced. The increase in net sales of $7.7 million, or 3.2%, is attributable to increased sales in the Asia Pacific segment of $22.0 million, partially offset by a decrease in net sales of $2.1 and $5.1 million in North America and Europe, respectively, and a further $7.1 million decrease in Europe attributable to the weakening of the average Euro to USD exchange rate from 1.402 during the Predecessor YTD Period to 1.297 during the Successor YTD Period, which is discussed in more detail below.

Gross Margin. Gross margin as a percentage of net sales for the Successor YTD Period was 22.5% and 23.9% for the Predecessor YTD Period. The decrease in gross margin is primarily attributable to additional amortization expense of $1.8 million related to the step up in intangible assets, specifically technology, and additional depreciation expense of $2.5 million related to the step-up in depreciable tangible assets, which resulted in an increase cost of goods sold during the Successor YTD Period. Additionally, the decline in the Euro to USD exchange rate discussed above had a negative impact on the gross margin by approximately $1.7 million in the Successor YTD Period compared to the Predecessor YTD Period.

Selling General & Administrative. SG&A expenses as a percentage of net sales was 11.7% for the Successor YTD Period and 8.6% for the Predecessor Period. The increase in SG&A as a percentage of net sales during the Successor YTD Period is primarily attributable to the step-up in intangible assets, specifically, customer relationships, which accounted for an additional $4.1 million in amortization expense, and increased management fees of approximately $1.2 million. Lastly, the decline in the Euro to USD exchange rate discussed above had a positive impact on SG&A of approximately $0.4 million in the Successor YTD Period compared to the Predecessor YTD Period.

Interest Expense. We incurred interest expense of $25.0 million during the Successor YTD Period, of which approximately $17.9 million was attributable to the Notes and the Senior Credit Facility, $1.8 million was attributable to the amortization of deferred financing costs, $4.8 million was attributable to the Series A and B mandatorily redeemable preferred stock and $0.5 million was attributable to other interest costs.

Restructuring (Expense) Credit. Restructuring expense was $0.5 million for the Successor YTD Period compared to a $0.9 million credit for the Predecessor 2011 Period. Restructuring expense for the Successor YTD Period related to the France Restructuring, whereas the restructuring credit for the Predecessor YTD Period related to the Montreal plant closure both of which are discussed above in “Reorganization and Integration Costs.”

Income Taxes. The Successor YTD Period effective tax rate was 192% compared to 28% for the Predecessor YTD Period. Dynacast’s tax expense for the Successor YTD Period was unfavorably impacted by an increase in the valuation allowance for a tax jurisdiction with tax losses where the tax benefit could not be recognized, as well as by non-deductible interest expense associated with the Series A and B mandatorily redeemable preferred stock.

Segment Operating Results:

Segment operating income by segment was as follows for the periods presented:

(in millions of dollars)	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2012	Percentage Change
Asia Pacific	$10.7	$12.0	-10.8%
Europe	12.0	20.8	-42.3%
North America	10.2	10.0	2.0%

Total	$32.9	$42.8	-23.1%

Net sales by segment were as follows for the periods presented:

(in millions of dollars)	Consolidated Successor Company Six Months Ended June 30, 2012	Combined Predecessor Company Six Months Ended June 30, 2011	Percentage Change
Asia Pacific	$92.0	$70.0	31.4%
Europe	89.3	101.5	-12.0%
North America	66.9	69.0	-3.0%

Total	$248.2	$240.5	3.2%

Asia Pacific

Segment Operating Income. Segment operating income for the Asia Pacific segment was $10.7 million for the Successor YTD Period compared to $12.0 million for the Predecessor Period. The $1.3 million, or 10.8%, decrease in operating income is primarily attributable to the increased amortization and depreciation expense related to the step-up in depreciable tangible and intangible assets of $3.9 million discussed further below.

Gross Margin. Gross margin as a percentage of net sales was 20.6% for the Successor YTD Period compared to 23.4% for the Predecessor YTD Period. The decrease in gross margin was primarily attributable to an increase in amortization expense of $0.7 million related to the step-up in intangible assets, specifically technology, and depreciation expense of approximately $0.7 million related to the step-up in depreciable tangible assets, which resulted in an increase in cost of goods sold for the Successor YTD Period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 8.9% for the Successor YTD Period compared to 6.2% for the Predecessor YTD Period. The increase in SG&A as a percentage of net sales during the Successor YTD Period is primarily attributable to the step-up in intangible assets, specifically customer relationships, which accounted for an additional $2.5 million in amortization expense.

Net Sales. Net sales in the Asia Pacific segment were $92.0 million for the Successor YTD Period compared to $70.0 million for the Predecessor YTD Period. The increase in sales of $22.0 million, or 31.4%, is primarily attributable to increased sales across the region as a whole, led by Shanghai, Singapore, DDG and Malaysia, which reported sales increases of $10.4, $9.0, $2.1 and $1.4 million, respectively, as discussed below.

Shanghai. The $10.4 million increase in total sales in Shanghai is primarily attributable to increased volumes across most industries, particularly the automotive, telecommunications and computer industries. One customer in the automotive computer industry accounted for approximately $1.5 million of the increase, while another two customers accounted for approximately $5.3 million in additional sales attributable to new programs in the automotive and telecommunications industries.

Singapore. The $9.0 million increase in total sales in Singapore is primarily attributable to increased sales in the consumer electronics industry, with two customers accounting for approximately $8.9 million, or 98.9%, of the overall increase attributable to new programs.

Dongguan. The $2.1 million increase in total sales in DDG is primarily attributable to increased sales among eight of DDG’s top ten customers. Approximately $1.3 million, or 61.9%, of the increase is solely attributable to new programs in the automotive and consumer electronics industries and another $0.5 million is attributable to volume increases related to one customer in the consumer electronics industry.

Malaysia. Similar to Shanghai and Dongguan, the $1.4 million increase in sales was primarily driven by increased volumes in the automotive and consumer electronics industries, with one automotive customer accounting for approximately $0.6 million of the increase and another customer in the consumer electronics industry accounting for approximately $0.3 million in additional sales attributable to a new program.

Europe

Segment Operating Income. Segment operating income was $12.0 million for the Successor YTD Period compared to $20.8 million for the Predecessor YTD Period. The $8.8 million, or 42.3%, decrease in operating income is primarily attributable to decreased sales across the Europe segment as a whole. As noted in “Market Performance and Overview” beginning in the 2nd half of 2011, sales in our Southern European operating started to lag. The ongoing debt crisis in Southern Europe continues to impact sales in our operating units in Spain, France and, to a lesser extent, Italy. Also contributing to the decrease in operating income was additional depreciation and amortization expense of $4.2 million related to the step up in depreciable tangible and intangible assets and $1.3 million related to the weaker Euro to USD exchange rate discussed above.

Gross Margin. Gross margin as a percentage of net sales was 22.5% for the Successor YTD Period compared to 25.7% for the Predecessor YTD Period. The decrease in gross margin was primarily attributable to an increase in amortization expense of $0.9 million related to the step-up in intangible assets, specifically technology, and depreciation expense of approximately $0.6 million related to the step-up in depreciable tangible assets, which resulted in an increase in cost of goods sold for the Successor YTD Period and $1.7 million related to the weaker Euro to USD exchange rate discussed above.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 9.4% for the Successor YTD Period compared to 7.1% for the Predecessor YTD Period. The increase in SG&A as a percentage of net sales during the Successor YTD Period is primarily attributable to the step-up in intangible assets, specifically customer relationships, which accounted for an additional $2.7 million in amortization expense. Additionally, the weaker Euro to USD exchange rate discussed above reduced SG&A expense by approximately $0.4 million.

Net Sales. Net sales in Europe were $89.3 million for the Successor YTD Period compared to $101.5 million for the Predecessor YTD Period. The decrease in sales of $12.2 million, or 12.0%, is partially attributable to the weakening of the Euro to USD foreign exchange rate of 0.105, or 7.5%. The average exchange rate for the Successor YTD Period was 1.297 compared to 1.402 for the Predecessor YTD Period, which reduced net sales by approximately $7.1 million. The remainder of the decrease in sales is attributable to decreased sales volume in Spain, France and Italy.

Austria. The $3.7 million decrease in sales in Austria is primarily attributable to the weakening in the Euro to USD exchange rate discussed above, which accounted for approximately 89.5% of the decrease. The remainder of the decrease was primarily attributable decreases in the healthcare and automotive sectors.

Germany. Similar to Austria, the $2.2 million decrease in sales in Germany is primarily attributable to the weakening in the Euro to USD exchange rate discussed above which accounted for approximately 75.6% of the decrease. The remainder of the decrease was primarily attributable to volume decreases among eight of Germany’s top ten customers in terms of sales.

Spain. Approximately $2.0 million, or 64.5%, of the $3.1 million decrease in sales in Spain is attributable to decreased volumes across all industries. Spain’s sales continued to be hurt by the on-going economic crisis in Southern Europe. See “Market Performance and Overview for additional information”. Year-to-date sales to Spain’s top ten customers were down by approximately $1.0 million. The remainder of the decrease in net sales is attributable to the weakening of the Euro to USD exchange rate discussed previously.

France. Approximately $1.6 million, or 76.2%, of the $2.2 million decrease in sales in France is attributable to decreased sales volumes across all industries. Similar to Spain, France’s sales continued to be hurt by the on-going economic crisis in Southern Europe. In response to the continued downturn in France’s sales we instituted the France Restructuring discussed above in “Reorganization and Integration Costs”. The remainder of the decrease in net sales is attributable to the weakening of the Euro to USD exchange rate discussed previously.

Italy. Approximately $0.3 million, or 25.0%, of the $1.2 million decrease in sales in Italy is attributable to decreased volumes across all industries. Italy’s sales continued to be hurt by the on-going economic crisis in Southern Europe. See “Market Performance and Overview for additional information”. Year-to-date sales to Italy’s top ten customers are down by approximately $0.3 million. The remainder of the decrease in net sales is attributable to the weakening of the Euro to USD exchange rate discussed previously.

North America

Segment Operating Income. Segment operating income was $10.2 million for the Successor YTD Period compared to $10.0 million for the Predecessor YTD Period.

Gross Margin. Gross margin as a percentage of net sales was 24.0% for the Successor YTD Period compared to 21.9% for the Predecessor YTD Period. The increase in gross margin was primarily attributable to a number factors at our Elgin facility, including higher utilization of scrapped raw material and reductions in third-party outside processing.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 8.9% for the Successor YTD Period compared to 7.9% for the Predecessor YTD Period. The increase in SG&A as a percentage of net sales during the Successor YTD Period is primarily attributable to the step-up in intangible assets, specifically, customer relationships which accounted for approximately $0.9 million in additional amortization expense.

Net Sales. Net sales in the North America segment were $66.9 million for the Successor YTD Period compared to $69.0 million for the Predecessor YTD Period. The decrease in sales of $2.1 million, or 3.0%, is primarily attributable to decreased sales at Elgin, Peterborough and Techmire of $3.7, $2.1 and $1.0 million, respectively, partially offset by increased sales at Lake Forest and Mexico of $4.7 and $1.1 million, respectively.

Elgin. The decrease in net sales at Elgin of $3.7 million is primarily attributable to decreased sales volumes to four of Elgin’s top ten customers, which accounted for approximately $3.6 million of the decrease, of which approximately $2.3 million was related to the healthcare industry.

Peterborough. The decrease in net sales at Peterborough of $2.1 million is partially attributable to decreased machine sales of $0.5 million, with the remainder of the decrease attributable to lower volumes to several customers in the automotive industry.

Techmire. The decrease in net sales at Techmire of $1.0 million is primarily attributable to decreased machine sales and product mix. During the Successor YTD Period, Techmire sold five machines compared to eight machines during the Predecessor YTD Period. In addition, the Predecessor YTD period included the sale of one machine for approximately $0.9 million, which is atypical.

Lake Forest. Approximately $3.7 million, or 78.7%, of the $4.7 million increase in sales is attributable to the automotive industry. Also contributing to the increase was a $0.7 million increase in the healthcare industry.

Mexico. Similar to Lake Forest the increase in Mexico’s sales was driven by the automotive industry with three customers accounting for 100% of the increase, one of which was related to a new program.

Liquidity and Capital Resources

Cash and cash equivalents changed as follows for the periods presented:

(in millions of dollars)	Consolidated Successor Company For the Six Months Ended June 30, 2012	Combined Successor Company For the Six Months Ended June 30, 2011
Net cash flows provided by operating activities	$16.3	$30.6
Net cash flows (used in) provided by investing activities	(7.9)	20.5
Net cash flows used in financing activities	(3.3)	(40.0)
Currency effect on cash and cash equivalents	(0.5)	0.3

Increase in cash and cash equivalents	$4.6	$11.4

Cash Flows from Operating Activities

Our requirements for working capital and capital for general corporate purposes were historically satisfied as part of the company-wide cash management practices of Melrose. Following the Acquisition, Melrose no longer provides us with funds to finance our working capital or other cash requirements. Accordingly, we depend on our ability to generate cash flow from operations and to borrow funds, including under our Senior Credit Facility, for our cash needs.

Net cash provided by operating activities was $16.3 million for the Successor YTD Period compared to $30.6 million for the Predecessor YTD Period. The decrease in cash provided by operating activities was due primarily to the increase in cash interest payments of approximately $17.5 million due to the debt incurred as part of the Acquisition.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory less days of purchases outstanding in accounts payable. The following table depicts our cash conversion cycle for the periods presented:

(in number of days)	June 30, 2012	December 31, 2011	June 30, 2011
Accounts receivable (1)	54	53	57
Inventory (2)	40	42	39
Accounts payable (3)	(73)	(69)	(70)

Cash conversion cycle	21	26	26

(1)	Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $76.8 and $66.9 million as of June 30, 2012 and December 31, 2011, respectively.
(2)	Days of supply in inventory (“DOS”) measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $43.3 and $39.0 million as of June 30, 2012 and December 31, 2011, respectively.
(3)	Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $59.7 and $52.7 million as of June 30, 2012 and December 31, 2011, respectively. The increase in DPO is primarily attributable to the timing of supplier purchases and payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.9 million for the Successor YTD Period compared to $20.5 million provided by for the Predecessor Second Quarter. The change in investing activities cash flows is primarily attributable to the repayment in the Predecessor YTD Period of $26.2 million in notes previously issued to affiliates.

Capital expenditures have historically been incurred to expand and update the production capacity of our manufacturing operations. Our capital expenditures were $9.2 and $6.2 million for the Successor and Predecessor YTD Periods, respectively. For the 2012 fiscal year, we have budgeted approximately $23.0 million in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.3 and $40.0 million for the Successor YTD Period and the Predecessor YTD Period, respectively. The change in financing activities was primarily attributable to the repayment of $12.8 million in notes from affiliates and $26.2 million in distributions to Melrose in the Predecessor YTD Period.

Financial Position

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring our overall capitalization. Cash and cash equivalents at June 30, 2012 were $25.7 million compared to $21.1 million at December 31, 2011. We had approximately $48.1 million of borrowing capacity under our Senior Credit Facility as of June 30, 2012. Working capital at June 30, 2012 was $18.8 million compared to $9.8 million at December 31, 2011. The increase in working capital of $10.1 million is primarily attributable to an increase in accounts receivable of $9.9 million.

Each of the Parent and the Issuers has no material operations of its own and only limited assets. We conduct the vast majority of our business operations through our subsidiaries. In servicing payments to be made on the Notes and our other indebtedness, and to satisfy our other liquidity requirements, we rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

A substantial portion of our cash flows are generated by our non-U.S. subsidiaries, which are not guarantors of the Notes or our other indebtedness and therefore have no obligation to pay amounts due on the Notes or our other indebtedness, or to make funds available for that purpose or our other liquidity needs. Our non-U.S. subsidiaries may be subject to currency controls, repatriation restrictions, foreign withholding tax obligations and other limits on transfers of cash to us. We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our non-U.S. subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes.

Borrowing Arrangements

In connection with the Transactions, we entered into the Senior Credit Facility, which provides for a $50.0 million term loan and a $50.0 million revolving credit facility, including the issuance of up to $10.0 million of standby letters of credit. The Senior Credit Facility expires on July 19, 2016. At no time can our exposure under our revolving credit facility, which is defined as the aggregate principal amount of all outstanding loans under our revolving credit facility plus the aggregate amount of our letter of credit exposure (the aggregate undrawn amount of all outstanding letters of credit plus all letter of credit reimbursement obligations), exceed the total commitment of $50.0 million. As of June 30, 2012 there was $45.0 million in term loans outstanding. No amounts were outstanding under the revolving credit facility while there were $1.9 million in issued letters of credit. At June 30, 2012 we had $8.1 million available under the letter of credit commitment.

Under the Senior Credit Facility, we must satisfy maximum total leverage and minimum interest coverage ratios, each of which uses a measure titled as “Consolidated EBITDA.” Failure to comply with these covenants could result in an event of default under the Senior Credit Facility, which, if not cured or waived, could result in the acceleration of our outstanding indebtedness thereunder. A default under the Senior Credit Facility could also result in a cross-default under the indenture for the Notes. Accordingly, failure to comply with these covenants could have a material adverse effect on our financial condition and liquidity.

Under the Senior Credit Facilities, from October 1, 2011 to September 30, 2012, the total leverage ratio of our consolidated indebtedness to Consolidated EBITDA for the four most recently completed fiscal quarters may not exceed 6.25 to 1.0. We must also satisfy a minimum interest coverage ratio. Specifically, at any time prior to September 30, 2013, the ratio of Consolidated EBITDA to cash interest expense, in each case, for the four most recently completed fiscal quarters, may not be less than 1.75 to 1.0. As of June 30, 2012, we were in compliance with these financial covenants. Specifically, as of June 30, 2012, our total leverage ratio was 4.24 to 1.0 and our minimum interest coverage ratio was 2.46 to 1.0.

There are no financial covenants associated with the Notes.

We have varying needs for short-term working capital financing as a result of timing of interest payments on the Notes. Accordingly, since the Acquisition, working capital fluctuations have been financed under the revolving credit facility. Total debt, including Series A and B mandatorily redeemable preferred stock, was $448.0 million (the current portion of which is $5.0 million) as of June 30, 2012 and $424.0 million including Series B mandatorily redeemable preferred stock (the current portion of which was $5.0 million) as of December 31, 2011. See Notes 8 and 13 to the unaudited condensed consolidated and combined financial statements.

Preferred Stock

We have 26,500 shares of Series A convertible preferred stock and 26,500 shares of Series B mandatorily redeemable preferred stock outstanding. The shares of preferred stock accrue cumulative dividends of 14% of their liquidation preference per year. Unless earlier redeemed, the shares of preferred stock must be redeemed by us on July 19, 2021 for a redemption price of $1,000 per share, plus accrued and unpaid dividends. At December 31, 2011, the Series A convertible preferred stock was classified as temporary shareholders’ equity as the shares were convertible into common stock until January 15, 2012. The Series A convertible redeemable preferred stock was not converted by January 15, 2012; accordingly, it was reclassified as a liability on January 16, 2012. Upon expiration of the conversion feature, the Series A convertible redeemable preferred stock was reclassified to a liability, initially measured at a fair value of approximately $25.6 million with a corresponding reduction in paid in capital of $0.9 million, which was subsequently accreted in income as a charge to interest expense during the Successor Company Quarter ended March 31, 2012. The Series B redeemable preferred stock is also classified as a liability. See Note 13 to the unaudited condensed consolidated and combined financial statements.

Pension and Other Obligations

We have adopted and sponsor pension plans in the U.S. and in various other countries. Our ongoing funding requirements for such pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest. We determine our plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected or interest rates decline further, we may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. During the Successor Company quarter ended March 31, 2012, we funded our U.S. pension plans approximately $0.5 million.

Outlook

Overall, we believe that available cash and cash equivalents, cash flows generated from future operations and availability under the revolving credit facility will be adequate to support the cash needs of our existing businesses, including debt service requirements and capital expenditures, for at least the next twelve months. We plan to use available cash, borrowings under our revolving credit facility and cash flows from future operations to repay debt maturities as they come due.

The indenture governing the Notes and the Senior Credit Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. Restrictive covenants in the indenture governing the Notes and our Senior Credit Facility may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies during the Successor Second Quarter.

Off-Balance Sheet Activity

We have no significant off-balance sheet arrangements.

Environmental Matters

Our operations are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. We believe that our operations are currently in substantial compliance with applicable laws and regulations and that the costs of continuing compliance will not have material effect on our financial condition. We currently do not have any environmental liabilities or accruals recorded.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the Successor Second Quarter as compared to those disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended on June 28, 2012 (the “Prospectus”).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Excluding our domestic US operations, approximately 30% of our international sales are transacted in U.S. Dollars, while the majority of expense and capital purchasing activities are transacted in local currencies. As such, we are exposed to fluctuations in foreign currencies and had foreign currency hedges in place at June 30, 2010 to reduce such exposure. Subsequent to the Acquisition, we implemented a new hedging and cash flow program. We attempt to minimize short-term business exposure to foreign currency exchange rate risks. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value, we have instituted foreign currency net investment and cash flow hedge programs. We enter into foreign currency forward exchange rate contracts that generally expire with varying frequencies between one and twelve months. These contracts are designated as net investment hedges and are carried on our balance sheet at fair value with the effective portion of the contract’s gains or losses included in other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized. As of June 30, 2012 and December 31, 2011, we had an aggregate outstanding notional amount of approximately $86.7 and $31.2 million in foreign exchange contracts, respectively.

The total foreign currency exchange transaction gain included in net income in the Successor Second Quarter amounted to a $0.5 million gain. Whereas there was no foreign currency exchange transaction gain or loss recorded in the Successor YTD Period.

Interest Rate Risk

We are subject to interest rate market risk in connection with our Senior Credit facilities. Our Senior Credit Facilities provide for variable rate borrowings of up to $100.0 million, including availability of $50.0 million under the revolving credit facility. A change in the variable interest rate of 1.0% would cause our annual interest expense to fluctuate by approximately $0.5 and $0.5 million based on outstanding borrowings at June 30, 2012 and December 31, 2011, respectively.

Commodity Price Risk

We purchase certain raw materials that are subject to price volatility caused by fluctuations in supply and demand as well as other factors. To help mitigate the impact of higher commodity prices, we have multiple-source and geographically diverse procurement policies and have negotiated fixed price supply contracts with many of our commodity suppliers. In addition, we have agreements in place with the vast majority of our customers to provide for the pass-through of changes in the price of zinc, aluminum and magnesium our primary raw materials. In the vast majority of cases, metal prices are set each month proactively based upon the previous month’s metal index. Although this can create a lag-effect in a rising or falling market, changes in the price of zinc, aluminum or magnesium do not significantly impact our operations. Due to the rapid manufacturing process, we generally hold a low level of raw material inventory.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of Dynacast’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Disclosure controls and procedures are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by Dynacast in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below. A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our Prospectus, our independent registered public accounting firm identified the following deficiencies in our internal control over financial reporting, each of which constitutes a material weakness: (i) the lack of adequate reviews of accrued liabilities, including but not limited to deferred revenues, (ii) the design and operation of closing and reporting processes, and (iii) an insufficient complement of personnel commensurate with our financial reporting requirements. Certain of the issues underlying these weaknesses relate to the application of complex purchase accounting following the Acquisition and the preparation of consolidating financial information regarding our guarantor and non-guarantor footnotes as required in the financial statements.

(b) Planned Remediation Efforts

Our management has discussed its conclusions regarding these material weaknesses with our Audit Committee and with our independent registered public accounting firm. To remediate the identified material weaknesses and to continue strengthening our internal control over financial reporting, we have taken a number of steps, including the hiring on July 30, 2012 of a Director of Accounting who, among other things, will take a supervisory role in the oversight of accrued liabilities, deferred revenues, closing and reporting, significant transactions, judgments and estimates, and the improvement of our processes, procedures and controls related thereto. The Director of Accounting will play an integral role in providing ongoing training for our finance and accounting staff and will collaborate with our existing management, including our Chief Financial Officer and our Director of Financial Reporting to improve the design and operation of the closing and reporting processes. We also plan to engage in ongoing evaluation and enhancement of the organizational structure and staffing of our finance and accounting function.

In light of the material weaknesses identified, in preparing our condensed consolidated financial statements as of and for the three and six months ended June 30, 2012, we performed additional procedures, including roll-forwards, reconciliations and analyses, designed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 were fairly presented in all material respects in accordance with generally accepted accounting principles.

We anticipate that our remedial actions and resulting process improvements will strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, because certain of the remedial actions have only been recently undertaken and others will occur over the next several months, we will not be able to determine whether the material weaknesses identified have been remediated until, at the earliest, the completion of the fiscal year ended December 31, 2012. The material weaknesses will not be considered remediated until the applicable remedial procedures operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. Accordingly, we cannot make any assurances that we will successfully remediate these material weaknesses within the anticipated timeframe.

(c) Changes in Internal Control Over Financial Reporting

Except as it relates to the material weaknesses in internal control over financial reporting discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Note 15 to Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Notes could decline, and you could lose part or all of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” earlier in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

The recent global financial crisis may have effects on our customers and suppliers that would result in material adverse effects on our business, financial condition and results of operations.

The recent global financial crisis included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period or a prolonged period of volatile macro-economic results. These and related factors may materially adversely affect our customers’ access to capital or willingness to spend capital on our products or their ability to pay for products that they will order or have already ordered from us. In addition, the recent global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and product quality, which could cause them to raise prices or lower production levels. Beginning in the second half of 2011, sales in our southern Europe facilities have been adversely affected by the ongoing debt crisis in the region.

These potential lasting effects of the recent global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, financial condition and results of operations.

Any inability on our part to borrow or to meet our financial maintenance covenants in our Senior Credit Facility would affect our financing flexibility and could have a material adverse effect on our business, financial condition and results of operations.

The future availability of bank borrowings under the revolving credit facility portion of the Senior Credit Facility is based on our ability to meet financial maintenance covenants, which could be materially impacted by negative economic trends. Failure to meet the financial maintenance covenants could materially impact the availability and interest rate of future borrowings.

Disruptions, uncertainty or volatility in the credit markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility.

We generally do not have long-term customer agreements and, to the extent one or more of our sales to particular industry end markets are impacted by sector downturns in that industry, we will experience reduced sales volumes.

The industry in which we compete is generally characterized by specialized, individual orders from customers. A significant portion of our customers are not contractually obligated to purchase products or services from us. Most customer orders are for specific product runs, and repeat business largely depends on our customers’ satisfaction with our products. Although our business does not depend on any one customer, we cannot be sure that any particular customer will continue to do business with us for any period of time. We also depend to some extent on sales to certain industries; to the extent these industries experience downturns, the business, financial condition and results of operations may be adversely affected.

We are dependent on key customers, the loss of which may adversely affect our business.

We rely on several customers. Our top 10 customers accounted for approximately 36.9% of our revenue (inclusive of pass-through metal costs) during the year ended December 31, 2011. Due to competitive pressures, there is always the risk of losing key customers. Customer order volumes are dependent upon their markets and may be subject to delays or cancellations.

As a result of dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following were to occur:

•	the loss of any key customer, in whole or in part;

•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.

If any of our key customers become insolvent or file for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate of such customer. That scenario, as well as any one or more of the other factors enumerated above, could adversely impact our business, financial condition and results of operations.

We operate in a highly competitive industry.

The markets in which we sell our products are highly competitive. We believe that our principal competitive factors include an approach reflecting long-term business partnership and reliability, innovative specialized solutions, product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price. If we cannot remain at the forefront of these areas in our markets, our ability to remain competitive will be eroded. We will be adversely affected if our competitors develop products that are superior to our products or adapt more quickly than we do to evolving customer requirements.

Competitive pressures arise from existing competitors, other companies that may enter our existing or future markets and, in some cases, our customers, which may decide to internally produce items we sell. We cannot assure you that we will be able to compete successfully with existing or new competitors. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

The loss of key executives could adversely impact our ability to successfully compete globally and may adversely impact our business, financial condition and results of operations.

Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Simon J. Newman, our President and Chief Executive Officer, Adrian Murphy, our Chief Financial Officer and David Angell, our Executive Vice President-Asia. Mr. Newman has served in a number of technical, operational and management roles at Dynacast since 1979, through which he has developed significant industry experience and important relationships with our employees, customers and suppliers. Mr. Murphy, who first joined Dynacast in 1990, has served in various financial and management positions throughout the Dynacast business in the US, Canada and the United Kingdom. Since beginning his career with Dynacast in 1993, Mr. Angell has been responsible for operation, management and expansion of numerous Dynacast facilities and has developed essential experience and relationships while managing Dynacast’s Asian operations. The loss of the services of Messrs. Newman, Murphy or Angell could result in significant disruptions to our operations, which could have a material adverse effect on our business, financial condition and results of operations. It would be very difficult to replace the knowledge, skills, experience and relationships developed by Messrs. Newman, Murphy or Angell over the course of their careers with Dynacast. In addition, we may not be successful in attracting and retaining qualified personnel to replace Messrs. Newman, Murphy or Angell, and the integration of replacement personnel could be costly and time consuming, could cause additional disruptions to our business, and could be unsuccessful.

If we pursue strategic acquisitions or investments, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time we may evaluate potential acquisition or investment opportunities in complementary businesses, products or technologies. Such transactions, if any, will be accompanied by the risks commonly encountered in acquisitions of businesses, including, among other things, integration costs, significant managerial challenges and lack of synergies. We may not successfully overcome these risks or any other problems encountered in connection with such transactions, including the inability to integrate an acquired business’s operations, IT technologies, services and products into our business, diversion of management’s attention, the assumption of unknown liabilities, increases in our indebtedness, the failure to achieve the strategic objectives of those acquisitions and other unanticipated problems, some or all of which could materially and adversely affect us. The process of integrating operations could cause an interruption of, or loss of momentum in, key competitive and marketing activities. Any delays or difficulties encountered in connection with any acquisition and the integration of operations could have a material adverse effect on our business, financial condition and results of operations.

The raw materials used in our production processes are subject to price fluctuations that, if we cannot pass along such costs to customers, could adversely affect our business, financial condition and results of operations.

Our supply of raw materials, including zinc, aluminum and magnesium, for our business could be interrupted for a variety of reasons, including pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect our results of operations and profit margins. We have agreements with the vast majority of our customers to pass through changes in the price of zinc, magnesium and aluminum. Since metal prices are typically set each month proactively based upon the previous month’s metal index, there may be a lag-effect in a rising or falling market. If we are unable to pass along the cost of raw materials to customers for any reason, we will be exposed to potentially significant raw material commodity pricing risks which could materially and adversely affect our business, financial condition and results of operations.

The energy costs involved in our production processes and transportation are subject to fluctuations that are beyond our control and could significantly increase our costs of production.

Our manufacturing process and the transportation of raw materials, components and finished goods are energy intensive. Our manufacturing processes are dependent on adequate supplies of electricity and natural gas. A substantial increase in the cost of transportation fuel, natural gas or electricity could have a material adverse effect on our results of operations. We may experience higher than anticipated fuel and energy costs in the future, which could adversely affect our results of operations. In addition, a disruption or curtailment in fuel and energy supply, for any reason, could have a material adverse effect on our production and sales, and accordingly could materially and adversely affect our business, financial condition and results of operations.

Potential product liability risks exist from the products that we sell.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and sale of specialized cast and machined mechanical components and, where applicable, the products of third-party vendors that we use. We cannot assure you that we will be able to maintain our insurance on acceptable terms or that our insurance will provide adequate protection against all potential liabilities. In the event of one or more claims against us, a lack of sufficient insurance coverage could have a material adverse effect on our business, financial condition and results of operations. The defense of one or more significant claims, even if successful, would absorb a large amount of management’s time and our resources and distract key personnel from the day to day running of our operations. Moreover, even if we maintain adequate insurance, any successful claim could have a material adverse effect on our business, financial condition and results of operations.

Some of our employees belong to labor unions, and strikes or work stoppages, as well as labor protection laws in various countries in which we operate, could adversely affect our operations.

Some of the countries in which we operate, or may in the future operate, may have laws favorable to organized labor, which may make it difficult for us to rationalize or downsize operations. Many of the employees at our Peterborough, Canada, facility belong to labor unions. In addition, most of our employees in Europe are represented by government-mandated works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. We may not be able to maintain constructive relationships with these labor unions or works councils and we may be unable to timely extend or renegotiate our collective bargaining agreements as they expire.

In 2010, we experienced a minor work stoppage at our facility in France. That disruption did not involve all employees at the facility and it did not have a material impact on our business. We cannot guarantee that we will not have future disruptions, which could materially adversely affect our operations. If our unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant dispute could divert our management’s attention and otherwise hinder our ability to conduct our business.

We operate and source internationally, which exposes us to the risks of doing business abroad.

Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership and on repatriation of earnings;

•	political, social and economic instability and disruptions, including the threat of global terrorism;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	difficulties in staffing and managing multinational operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

In addition, we may face obstacles in the People’s Republic of China, including a cumbersome bureaucracy and significant political, economic and legal risks which may adversely affect our operations in that country. We also could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We operate in many parts of the world that have experienced governmental corruption to a greater or lesser degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices and impact our ability to compete as effectively in these regions. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence or due to the acts or inadvertence of others), we could be subject to United States federal criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Any of the events enumerated above could have an adverse effect on our operations in the future by reducing the demand for our products and services, decreasing the prices at which we can sell our products or otherwise having an adverse effect on our business, financial condition and results of operations.

We are subject to various environmental, health and safety laws and regulations and have related compliance expenditures and liabilities which may result in significant costs.

Our operations and properties are subject to foreign, federal, state and local environmental, health and safety laws and regulations, particularly with respect to the use, handling, treatment, storage, discharge and disposal of wastes and other regulated materials used or generated in our manufacturing processes, release of pollutants into the air, soil and water, and the remediation of contaminated sites. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

We may be required to incur costs relating to the investigation or remediation of property, including property where we have disposed of our waste, and for claims alleging personal injury or damages to property or natural resources. Some environmental laws and regulations impose strict, and in some cases joint and several liability on present and former owners, operators or users of sites for costs of investigation and remediation of contaminated sites, as well as those entities that send regulated materials to the sites. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. Consequently, we cannot assure you that existing or future circumstances, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

Environmental laws are complex, change frequently and have historically become more stringent over time. Although our costs of complying with environmental, health and safety laws, and our liabilities arising from releases of, or exposure to, regulated materials have not to date had a materially adverse effect on our business, financial position, results of operations or cash flows, there can be no assurance that this will continue to be the case in the future. Enactment of new laws and regulations, stricter enforcement of existing requirements, discovery of presently unknown conditions or accidental releases of regulated materials could cause us to incur costs which could be material.

Operating problems in our business may adversely affect our business, financial condition and results of operations.

We are subject to the usual hazards associated with manufacturing and the related storage and transportation of raw materials, products and waste, including explosions, fires, leaks, discharges, inclement weather, natural disasters, personnel injuries or fatalities, mechanical failure, unscheduled downtime and transportation interruption or calamities. The occurrence of material operating problems at one or more of our facilities may have a material adverse effect on our operations as a whole, both during and after the period of operational difficulties.

Adverse credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.

Disruptions, uncertainty or volatility in the credit markets may adversely impact our ability to access credit already arranged and the availability and cost of credit to us in the future. These market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future share repurchases or other discretionary uses of cash. Overall, our business, financial condition and results of operations could be materially adversely affected by disruptions in the credit markets.

We have only a limited history as a stand-alone company and we may be unable to make the changes necessary to operate effectively.

There is a significant degree of difficulty inherent in the process of transitioning from a subset of a larger corporate parent to becoming a stand-alone company, including effecting this process while carrying on our ongoing operations and separating our corporate infrastructure from Melrose’s, including systems, insurance, accounting, legal, finance and tax.

Our failure to cost-effectively transition to being a stand-alone company could have an adverse effect on our business, financial condition and results of operations. This ongoing process could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of our senior management may be required to devote considerable amounts of time to this process, which will decrease the time they will have to manage their respective businesses, service existing customers, attract new customers and develop new products or strategies. If our senior management is not able to manage this process effectively, or if any significant business activities are interrupted as a result of this process, our business could suffer.

We will incur higher costs as a result of being an SEC-reporting company, which may be significant. If we fail to accurately predict or effectively manage these costs, our results of operations could be materially and adversely affected.

We recently became an SEC-reporting company and, as such, we will incur higher accounting, treasury, legal, risk management, corporate governance and other expenses, which may be significant. The SEC has imposed substantial requirements on public companies, including requirements related to corporate governance practices and for internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. We expect these rules and regulations to increase our accounting, legal and other costs and to make some activities more time-consuming. We may also need to recruit additional accounting, legal and administrative staff. Moreover, these rules could make it more difficult and expensive for us to attract and retain qualified members of our board of directors and qualified executive officers. In addition, we expect to incur additional costs associated with obtaining new insurance arrangements, including increased premiums and deductible amounts. If we fail to predict these costs accurately or to manage these costs effectively, our results of operations could be adversely affected.

If we fail to establish and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results which could have a material adverse effect on our operations and investor confidence in our business.

As an SEC-reporting company, we are required, among other things, to maintain effective disclosure controls and procedures and internal control over financial reporting, to disclose, on a quarterly basis, changes made in our internal control and procedures that, or that are reasonably likely to, materially affect internal control over financial reporting, and, beginning with our fiscal year ending December 31, 2013, to provide an annual assessment of the effectiveness of our internal control over financial reporting.

Our independent external auditor has identified the following deficiencies in our internal control over financial reporting each of which constitutes a material weakness: (i) the lack of adequate reviews of accrued liabilities, (ii) an insufficient complement of personnel commensurate with our financial reporting requirements and (iii) the design and operation of closing and reporting processes. A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

To remediate the identified material weaknesses and to continue strengthening our internal control over financial reporting, we have taken a number of steps, including the hiring of a Director of Accounting who, among other things, will take a supervisory role in the oversight of accrued liabilities and the improvement of our processes, procedures and controls related thereto, will assist with providing ongoing training for our finance and accounting staff and will collaborate with our existing management to improve the design and operation of the closing and reporting processes. We also plan to engage in ongoing evaluation and enhancement of the organizational structure and staffing of our finance and accounting function.

The material weaknesses will not be considered remediated until the applicable remedial procedures operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. Because certain of the remedial actions have only been recently undertaken and others will occur over the next several months, we will not be able to determine whether the material weaknesses identified have been remediated until, at the earliest, the completion of the fiscal year ended December 31, 2012. We cannot make any assurances that we will successfully remediate these material weaknesses within the anticipated timeframe or that our efforts to fully remediate these internal control weaknesses will be successful or that similar or different material weaknesses will not develop in the future. If we fail to remediate the material weaknesses identified or to remediate any significant deficiencies or material weaknesses that may be identified in the future, we may be unable to conclude that our internal control over financial reporting is effective.

A group of investors, including Kenner, controls us and their interests may conflict with or differ from ours.

Certain affiliates of Kenner and their co-investors have the power to elect all of our directors. Therefore, these stockholders have the ability to prevent any transaction that requires the approval of our board of directors, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. The directors elected by these stockholders have the ability to control decisions affecting our corporate structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of these stockholders could conflict with, or differ from, the interests of holders of the Notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of these stockholders might conflict with the interests of the holders of the Notes. Furthermore, the concentration of ownership held by these stockholders could delay, defer or prevent a change of control or impede a merger, takeover or other business combination which you may otherwise view favorably. Additionally, these stockholders are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. These stockholders may also pursue acquisitions that may be competitive with, or complementary to, our business, and, as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions.

Our business, financial condition and results of operations may be adversely affected by various legal and regulatory proceedings.

We are subject to legal and regulatory proceedings, lawsuits and claims in the normal course of our business and we could become subject to additional proceedings, lawsuits or claims in the future, some of which could be material. Any proceedings, lawsuits or claims initiated by or against us, whether successful or not, may be time consuming and require significant amounts of management time, result in costly litigation and damage awards, require us to change our business practices or products, result in diversion of significant operations resources or otherwise harm our business and future financial results. The outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our business, financial condition or results of operations in any particular period.

Risks Related to our Capital Structure

Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations under the Notes.

We have a significant amount of consolidated indebtedness. As of June 30, 2012, our total consolidated indebtedness was $395.0 million (excluding mandatorily redeemable preferred stock and the warrants issued to its purchaser) and $48.1 million was available for borrowing under our revolving credit facility (after giving effect to $1.9 million of outstanding letters of credit). Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business.

For example, it could:

•	make it more difficult to satisfy our financial obligations, including payments on the Notes;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of opportunities to grow our business;

•	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•

limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

In addition, the indenture governing the Notes contains, and the agreements evidencing or governing our Senior Credit Facility and our other and future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests, dispose of assets or cause us to make non-strategic divestitures. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the Notes, and to fund planned capital expenditures and key marketing initiatives will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the Senior Credit Facility in an amount sufficient to enable us to pay interest on our indebtedness, including the Notes, or to fund our other liquidity needs. The borrowings under our Senior Credit Facility bear interest at variable rates and other indebtedness we may incur could likewise be variable-rate indebtedness. If market rates increase, variable-rate indebtedness will create higher debt service requirements, which could further adversely affect our cash flow. If our leverage ratio increases, the aggregate interest rates we are charged under our Senior Credit Facility could increase by 25 basis points. We do not hedge our interest rate exposure.

In addition, we conduct a substantial portion of our operations through our subsidiaries, most of which will not be guarantors of the Notes or our other indebtedness. Accordingly, repayment of our indebtedness, including the Notes, will be dependent in part on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless such subsidiaries are a guarantor of the Notes or our other indebtedness, such subsidiaries will not have any obligation to pay amounts due on the Notes or our other indebtedness, or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the Notes and the agreements governing certain of our other existing indebtedness will limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that Dynacast International LLC does not receive distributions from its subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures or expansion initiatives, sell material assets or operations, obtain additional equity capital or refinance all or a portion of our indebtedness, including the Notes, on or before maturity. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. The indenture governing the Notes, the terms of our Senior Credit Facility and the terms of any future debt instruments we may enter into contain or may contain restrictions on our ability to dispose of assets, which, in addition to prevailing market conditions, may restrict or prohibit our ability to sell assets to generate cash. We cannot assure you as to the timing of such asset sales or the proceeds which we could realize from such sales and we cannot assure you that we will be able to refinance any of our indebtedness, including the Senior Credit Facility and the Notes, on commercially reasonable terms or at all.

Despite restrictions in the indenture governing the Notes and our Senior Credit Facility, we and our subsidiaries may still be able to incur substantial additional indebtedness and other obligations. This could create substantial leverage and related risks.

We and our subsidiaries may be able to incur a significant amount of additional indebtedness and other obligations in the future pursuant to the indenture governing the Notes and the terms of our Senior Credit Facility, including additional secured indebtedness. Although covenants under the indenture governing the Notes and our Senior Credit Facility limits our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of such indenture permits us to incur significant additional indebtedness. For example, the indenture governing the Notes allows us to issue additional notes under certain circumstances which will also be guaranteed by the guarantors and will share in the collateral for the Notes that will secure the Notes and the related guarantees. In addition, there is no limit under the indenture governing the Notes on the amount of the indebtedness that we and our subsidiaries that are guarantors of the Notes can incur if the Fixed Charge Coverage Ratio (as such term is defined in the indenture), determined on a pro forma basis, is at least 2.00 to 1.00. In addition, the indenture and our Senior Credit Facility include a number of negotiated exceptions, or “baskets” allowing us or any of our restricted subsidiaries to incur specified additional indebtedness. For example, the indenture includes a basket providing for additional indebtedness up to the greater of $40 million and the credit agreement includes a basket providing for additional indebtedness up to the greater of $25 million. The indenture governing the Notes will also allow us to continue to incur certain other additional secured debt and will allow our foreign subsidiaries to incur additional debt, which would be structurally senior to the Notes. The indenture governing the Notes and our Senior Credit Facility also do not prohibit us from incurring obligations that do not constitute indebtedness as defined in such indenture and our Senior Credit Facility, such as trade payables. To the extent that we incur additional indebtedness or such other obligations, the risk associated with substantial additional indebtedness described above, including our possible inability to service our debt will increase.

As of June 30, 2012, we had $48.1 million available for borrowing under our revolving credit facility (after giving effect to $1.9 million of outstanding letters of credit).

Restrictive covenants in the indenture governing the Notes and our Senior Credit Facility may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The indenture governing the Notes and our Senior Credit Facility contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. Among other things, the indenture governing the Notes limits our ability to:

•	incur additional indebtedness and issue disqualified stock and preferred stock;

•	pay dividends on or make distributions in respect of our membership interests or capital stock or make certain other restricted payments or investments;

•	create or incur liens;

•	sell certain assets;

•	place restrictions on the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with our affiliates;

•	consolidate, merge or sell all or substantially all of our assets; and

•	limit the ability of our restricted subsidiaries to guarantee indebtedness.

In addition to a Fixed Charge Coverage Ratio, our Senior Credit Facility require us to maintain a maximum total leverage ratio.

A breach of the covenants or restrictions under the indenture governing the Notes could result in a default. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, including the Senior Credit Facility. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

The restrictions contained in the indenture governing the Notes could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities and expansion, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral for the benefit of the holders of the Notes and the lenders under our Senior Credit Facility. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

Our ability to meet our obligations under our debt, in part, depends on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to pay dividends or advance or repay funds to us.

We conduct the vast majority of our business operations through our subsidiaries, most of which will not be guarantors of the Notes or our other indebtedness. In servicing payments to be made on the Notes, we will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividend or payments or intercompany loan arrangements. Unless such subsidiaries are a guarantor of the Notes or our other indebtedness, such subsidiaries will not have any obligation to pay amounts due on the Notes or our other indebtedness, or to make funds available for that purpose. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities. In addition, our foreign subsidiaries may be subject to currency controls, repatriation restrictions, withholding tax obligations on payments to us and other limits, and we may be subject to U.S. income tax on distributions from our foreign subsidiaries, even after taking into account foreign tax credits. While the indenture governing the Notes and the agreements governing certain of our other existing indebtedness will limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Statements of Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011; (v) Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dynacast International Inc.

Date: August 13, 2012	/s/ Simon J. Newman
Simon J Newman
President and Chief Executive Officer

Date: August 13, 2012	/s/ Adrian D. Murphy
Adrian D. Murphy
Secretary, Treasurer and Chief Financial Officer