Form 10-Q
period 2012-09-30
Dynacast International Inc.
filed 2012-11-13
CIK 1540563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2012, there was no public trading market for the registrant’s common stock. There were 171,500 shares of the registrant’s common stock, $.01 par value per share, outstanding as of November 12, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNACAST INTERNATIONAL INC.

Condensed Statements of Operations (Unaudited)

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Period July 1, 2012 to September 30, 2012	For the Period July 20, 2011 to September 30, 2011	For the Period July 1, 2011 to July 19, 2011
Net sales	$129.3	$95.9	$26.3
Costs of goods sold	(98.2)	(79.8)	(20.5)

Gross margin	31.1	16.1	5.8
Operating expenses:
Selling, general and administrative	(15.5)	(9.3)	(3.5)
Transaction costs	(0.3)	(15.4)	—
Restructuring expense	—	(0.1)	(0.1)

Total operating expenses	(15.8)	(24.8)	(3.6)
Operating income (loss)	15.3	(8.7)	2.2
Other income (expense)
Interest expense, net	(12.2)	(15.0)	(0.1)

Income (loss) before income taxes	3.1	(23.7)	2.1
Income tax (expense) benefit	(3.4)	3.2	0.1

Net (loss) income	(0.3)	(20.5)	2.2
Less: net income attributable to non-controlling interests	—	(0.1)	—
Less: Series A preferred stock dividends and accretion	—	(2.4)	—

Net (loss) income attributable to controlling stockholders	$(0.3)	$(23.0)	$2.2

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Statements of Operations (Unaudited)

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Period January 1, 2012 to September 30, 2012	For the Period July 20, 2011 to September 30, 2011	For the Period January 1, 2011 to July 19, 2011
Net sales	$377.5	$95.9	$266.9
Costs of goods sold	(290.6)	(79.8)	(203.7)

Gross margin	86.9	16.1	63.2
Operating expenses:
Selling, general and administrative	(44.3)	(9.3)	(24.3)
Transaction costs	(0.5)	(15.4)	—
Restructuring (expense) credit	(0.5)	(0.1)	0.8

Total operating expenses	(45.3)	(24.8)	(23.5)
Operating income (loss)	41.6	(8.7)	39.7
Other income (expense)
Interest expense	(37.2)	(15.0)	(1.5)
Other income	0.1	—	0.1

Income (loss) before income taxes	4.5	(23.7)	38.3
Income tax (expense) benefit	(5.9)	3.2	(9.8)

Net (loss) income	(1.4)	(20.5)	28.5
Less: net income attributable to non-controlling interests	(0.2)	(0.1)	(0.2)
Less: Series A preferred stock dividends and accretion	(0.2)	(2.4)	—

Net (loss) income attributable to controlling stockholders	$(1.8)	$(23.0)	$28.3

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Statements of Comprehensive Income (Loss) (Unaudited)

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Period July 1, 2012 to September 30, 2012	For the Period July 20, 2011 to September 30, 2011	For the Period July 1, 2011 to July 19, 2011
Net (loss) income	$(0.3)	$(20.5)	$2.2
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $0.7, $-0- and $-0-, respectively	13.4	(18.1)	(2.2)
Unrealized gain (loss) on cash flow hedges, net of tax of $-0-, $-0- and $-0-, respectively	0.2	(0.7)	—

Total	13.6	(18.8)	(2.2)

Comprehensive income (loss)	13.3	(39.3)	—

Less: comprehensive income attributable to non-controlling interests	(0.4)	(0.2)	(0.1)
Less: Series A preferred stock dividends	—	(2.4)	—

Comprehensive income (loss) attributable to controlling stockholders	$12.9	$(41.9)	$(0.1)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Statements of Comprehensive Income (Loss) (Unaudited)

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Period January 1, 2012 to September 30, 2012	For the Period July 20, 2011 to September 30, 2011	For the Period January 1, 2011 to July 19, 2011
Net (loss) income	$(1.4)	$(20.5)	$28.5
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $0.3, $-0- and $-0-, respectively	7.6	(18.0)	6.2
Unrealized gain (loss) on cash flow hedges, net of tax of $-0-, $-0- and $-0-, respectively	0.4	(0.7)	(0.4)
Transfer to statement of operations - cash flow hedges	—	—	(0.3)

Total	8.0	(18.7)	5.5

Comprehensive income (loss)	6.6	(39.2)	34.0

Less: comprehensive income attributable to non-controlling interests	(0.3)	(0.2)	(0.3)
Less: Series A preferred stock dividends	(0.2)	(2.4)	—

Comprehensive income (loss) attributable to controlling stockholders	$6.1	$(41.8)	$33.7

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Balance Sheet (Unaudited)

	Consolidated Successor Company
(in millons of dollars)	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$22.4	$21.1
Accounts receivable, net	78.4	66.9
Inventory	43.8	39.0
Derivatives	1.0	1.3
Other assets	9.7	8.2
Deferred income taxes	5.0	5.8

Total current assets	160.3	142.3
Property and equipment, net	123.5	119.9
Intangible assets, net	262.6	270.7
Goodwill	239.8	238.4
Deferred financing costs	20.5	22.1
Other assets	2.2	2.2
Deferred income taxes	4.4	4.9

Total assets	$813.3	$800.5

Liabilities and Equity
Current liabilities
Accounts payable	$61.1	$52.7
Income taxes payable	6.1	6.8
Derivatives	0.2	0.2
Accrued expenses	33.0	31.7
Accrued interest	6.9	14.6
Other liabilities	13.7	11.2
Deferred revenue	8.5	8.4
Current portion of accrued pension and retirement benefit obligations	0.6	0.6
Current portion of long-term debt	5.6	5.0
Deferred income taxes	2.4	1.3

Total current liabilities	138.1	132.5
Other liabilities	1.0	1.6
Accrued interest and dividends	9.5	3.4
Accrued pension and retirement benefit obligations	19.3	19.5
Long-term debt, net	390.2	392.5
Mandatorily redeemable preferred stock	53.0	26.5
Warrants	6.1	6.1
Deferred income taxes	69.3	72.2

Total liabilities	686.5	654.3

Series A convertible mandatory redeemable preferred stock	—	26.5
Puttable common stock	1.5	1.5
Commitments and contingencies
Equity
Common stock	0.2	0.2
Additional paid-in capital	167.5	166.6
Accumulated foreign currency translation adjustment, net	(20.3)	(27.8)
Unrealized gain (loss) on cash flow hedges, net	0.2	(0.2)
Cumulative unrealized pension losses, net	(0.8)	(0.8)
Accumulated deficit	(25.4)	(23.6)

Total equity attributable to controlling stockholders	121.4	114.4

Non-controlling interests	3.9	3.8

Total equity	125.3	118.2

Total liabilities and equity	$813.3	$800.5

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Statements of Cash Flows (Unaudited)

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Period January 1, 2012 to September 30, 2012	For the Period July 20, 2011 to September 30, 2011	For the Period January 1, 2011 to July 19, 2011
Cash flows from operating activities
Net (loss) income	$(1.4)	$(20.5)	$28.5
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	24.2	6.5	8.3
Management fee from Melrose	—	—	0.5
Amortization of deferred financing costs	2.7	6.3	—
Inventory step-up	—	6.2	—
Accretion of preferred stock	—	0.8	—
Non-cash transaction expenses	—	3.5	—
Deferred income taxes	(2.2)	(3.5)	(0.6)
Beneficial conversion value of Series A preferred stock	0.9	—	—
Other	0.4	0.3	0.9
Changes in operating assets and liabilities:
Accounts receivable	(10.7)	1.3	(10.3)
Inventory	(4.6)	2.0	(1.1)
Prepaid assets	(2.4)	0.1	(1.3)
Other assets	(0.5)	(0.5)	(0.4)
Accounts payable	8.0	5.2	3.5
Income taxes payable	1.2	(4.7)	(0.4)
Accrued expenses	2.5	(3.4)	1.5
Accrued interest	(1.7)	8.1	—
Other liabilities	1.2	(0.4)	1.8

Net cash flows provided by operating activities	17.6	7.3	30.9

Cash flows from investing activities
Business acquisition, net of cash acquired	—	(585.5)	—
Capital expenditures	(15.7)	(2.7)	(7.0)
Settlement of derivative contracts	1.6	—	0.6
Repayment of notes receivable issued to affiliates	—	—	26.1

Net cash flows (used in) provided by investing activities	(14.1)	(588.2)	19.7
Cash flows from financing activities
Issuance of common stock	—	170.0	—
Issuance of preferred stock	—	53.0	—
Issuance of long-term debt	—	400.0	—
Draws on revolver	24.5	6.5	—
Repayments of revolver	(22.5)	—	—
Debt issuance costs	(1.1)	(27.3)	—
Distributions to Melrose, net	—	—	(26.1)
Dividends paid to non-controlling interests	(0.2)	—	(0.2)
Dividends paid to Melrose	—	—	(12.9)
Contribution from Melrose	—	—	4.3
Repayment of long-term debt	(3.7)	(1.3)	(0.4)
Repayment of notes payable from affiliates	—	—	(27.6)

Net cash flows (used in) provided by financing activities	(3.0)	600.9	(62.9)

Effect of exchange rate changes on cash and cash equivalents	0.8	(0.4)	1.2
Net change in cash and cash equivalents	1.3	19.6	(11.1)
Cash and cash equivalents
Beginning of period	21.1	—	27.8

End of period	$22.4	$19.6	$16.7

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Successor Company Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Period January 1, 2012 to September 30, 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
(in millions of dollars, except share data)	Number of Shares	Value
Beginning Balance at December 31, 2011	170,000	$0.2	$166.6	$(23.6)	$(28.8)	$3.8	$118.2

Net (loss) income	—	—	—	(1.6)	—	0.2	(1.4)
Beneficial conversion value for Series A preferred stock	—	—	0.9	—	—	—	0.9
Series A preferred stock dividends	—	—	—	(0.2)	—	—	(0.2)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive income, net of tax	—	—	—	—	7.9	0.1	8.0

Balance at September 30, 2012	170,000	$0.2	$167.5	$(25.4)	$(20.9)	$3.9	$125.3

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Successor Company Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Period July 20, 2011 to September 30, 2011

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total
(in millions of dollars, except share data)	Number of Shares	Par Value
Beginning Balance at July 20, 2011	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	170.0	166.0	—	—	—	—	166.0
Fair value of non-contolling interest	—	—	—	—	—	2.3	2.3
Series A preferred stock dividends	—	—	—	(0.7)	—	—	(0.7)
Accretion of Series A preferred stock to redemption value	—	—	—	(1.6)	—	—	(1.6)
Beneficial conversion value for Series A preferred stock	—	—	0.8	—	—	—	0.8
Net (loss) income	—	—	—	(20.6)	—	0.1	(20.5)
Other comprehensive (loss) income, net of tax	—	—	—	—	(18.9)	0.1	(18.8)

Balance at September 30, 2011	170.0	$166.0	$0.8	$(22.9)	$(18.9)	$2.5	$127.5

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Predecessor Company Combined Statement of Equity (Unaudited)

For the Period January 1, 2011 to July 19, 2011

(in millions of dollars)	Melrose Net Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Melrose	Non-controlling Interests	Total
Balance at December 31, 2010	$399.2	$(9.7)	$(38.1)	$351.4	$2.2	$353.6

Net income	—	—	28.3	28.3	0.2	28.5
Other comprehensive income, net of tax	—	5.5	—	5.5	0.1	5.6
Distributions to Melrose	(51.9)	—	—	(51.9)	—	(51.9)
Contribution from Melrose	4.8	—	—	4.8	—	4.8
Dividends paid	—	—	(12.8)	(12.8)	(0.3)	(13.1)

Balance at July 19, 2011	$352.1	$(4.2)	$(22.6)	$325.3	$2.2	$327.5

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

Condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012 include the financial position, results of operations, cash flows and stockholders’ equity for Dynacast on a successor basis, reflecting the impact of the purchase price allocation (Note 3).

The Group’s business prior to the Acquisition Date described above and in Note 3, is considered a predecessor company to Dynacast. The combined statement of operations, cash flows and equity for the period July 1, 2011 to July 19, 2011 (the “Predecessor Third Quarter Period”) and the period January 1, 2011 to July 19, 2011 (the “Predecessor YTD Period”) include the results of operations, cash flows and equity of the Group reflecting the historical carrying values of the Group’s business on a predecessor basis.

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

In the opinion of Dynacast’s management, the allocations of Melrose expenses were reasonable. Melrose did not specifically allocate expenses incurred by Melrose related to the sale of the Group as these costs were not considered direct costs of the Group.

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

In July 2012, the FASB amended the guidance related to the testing of Indefinite-Lived Intangible Assets for Impairment. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of guidance on our consolidated financial statements.

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

Dynacast has accounted for the Acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (Note 6) acquired and liabilities assumed based on their fair values as of the Acquisition Date. The Acquisition resulted in the recognition of approximately $251.0 million of goodwill (Note 7) attributable to the anticipated profitability of Dynacast which is not deductible for tax purposes.

Dynacast Slovenia

On December 5, 2011, Dynacast Holdings Ltd, a wholly-owned indirect subsidiary of Dynacast, purchased the remaining 30 percent interest in Dynacast Loz Doo (“Slovenia”) for approximately $0.7 million.

4. Inventory

Inventory was comprised of the following components as of:

	Successor Company
(in millions of dollars)	September 30, 2012	December 31, 2011
Raw materials	$7.4	$6.4
Work-in-progress	17.7	17.4
Finished goods	17.8	14.3

Total FIFO	42.9	38.1
Excess of FIFO Cost over LIFO inventory value	0.9	0.9

Total	$43.8	$39.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Beginning July 20, 2011 certain domestic inventories are valued using the last-in-first-out (“LIFO”) method. These inventories were approximately 10.7% and 12.4% of total inventory at September 30, 2012 and December 31, 2011, respectively. Remaining inventories are valued using the average cost method.

An actual valuation of inventory under the LIFO method will be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations which are based on management’s estimates of expected year-end inventory levels and cost are subject to the final year-end LIFO inventory valuation. As of September 30, 2012 management concluded that no change in the LIFO reserve was necessary based on a review of the inventory components and current raw material prices.

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

The following tables set forth the fair value of derivative contracts recorded on the balance sheets as of:

		Consolidated Successor Company
		September 30,	December 31,
(in millions of dollars)	Balance Sheet Location	2012	2011
Foreign exchange forward contracts	Current Assets	$1.0	$1.3

Total		$1.0	$1.3

		Consolidated Successor Company
		September 30,	December 31,
(in millions of dollars)	Balance Sheet Location	2012	2011
Foreign exchange forward contracts	Current Liabilities	$0.2	$0.2

Total		$0.2	$0.2

The following tables set forth the impact that changes in fair values of derivative contracts, designated as net investment and cash flow hedges, had on other comprehensive income and results for the periods presented below:

		Consolidated	Consolidated	Combined
		Successor Company	Successor Company	Predecessor Company
	Condensed Statements of	For the Three Months Ended	For the Period July 20, 2011	For the Period July 1, 2011
(in millions of dollars)	Operations Location	September 30, 2012	to September 30, 2011	to July 19, 2011
Foreign exchange forward contracts (losses)	Selling, general and administrative expense	$(0.1)	$—	$—

Total		$(0.1)	$—	$—

		Consolidated	Consolidated	Combined
		Successor Company	Successor Company	Predecessor Company
	Condensed Statement of	For the Three Months Ended	For the Period July 20, 2011	For the Period July 1, 2011
(in millions of dollars)	Comprehensive Income Location	September 30, 2012	to September 30, 2011	to July 19, 2011
Foreign exchange forward contracts gains	Foreign currency translation	$0.1	$0.7	$—
Foreign exchange forward contracts gains	Unrealized gain on cash flow hedges, net of tax	0.2	—	0.3

Total		$0.3	$0.7	$0.3

		Consolidated		Combined
		Successor Company		Predecessor Company
	Condensed Statements of	For the Nine Months Ended	For the Period July 20, 2011	For the Period January 1, 2011
(in millions of dollars)	Operations Location	September 30, 2012	to September 30, 2011	to July 19, 2011
Foreign exchange forward contracts gains	Cost of goods sold	$—	$—	$0.3

Total		$—	$—	$0.3

		Consolidated		Combined
		Successor Company		Predecessor Company
	Condensed Statement of	For the Nine Months Ended	For the Period July 20, 2011	For the Period January 1, 2011
(in millions of dollars)	Comprehensive Income Location	September 30, 2012	to September 30, 2011	to July 19, 2011
Foreign exchange forward contracts gains	Foreign currency translation	$1.4	$0.7	$—
Foreign exchange forward contracts gains	Unrealized gain on cash flow hedges, net of tax	0.4	—	0.3

Total		$1.8	$0.7	$0.3

As of September 30, 2012 Dynacast had an aggregate outstanding notional amount of approximately $78.8 million in foreign exchange contracts. See Note 12 for further information.

6. Intangible Assets and Liabilities

Dynacast’s intangible assets primarily relate to customer relationships, technology and indefinite-lived trade names within each of Dynacast’s segments.

Intangible assets and related accumulated amortization included the following activity during the nine-months ended September 30, 2012 (the “Successor YTD Period”):

(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total
Gross carrying amount at beginning of period	$172.2	$52.4	$52.4	$0.6	$277.6
Additions during the year	—	—	—	0.1	0.1
Foreign currency translation	2.5	0.7	0.7	—	3.9

Balance at September 30, 2012	174.7	53.1	53.1	0.7	281.6

Gross accumulated amortization at beginning of period	(5.2)	(1.6)	—	(0.1)	(6.9)
Amortization expense	(9.2)	(2.6)	—	(0.2)	(12.0)
Foreign currency translation	(0.1)	—	—	—	(0.1)

Balance at September 30, 2012	(14.5)	(4.2)	—	(0.3)	(19.0)

Net book value at September 30, 2012	$160.2	$48.9	$53.1	$0.4	$262.6

Amortization expense for intangible assets was approximately $3.9, $3.3, $0.4, and $2.4 million for the Successor Third Quarter 2012, Successor Third Quarter and YTD Period July 20 to September 30, 2011, the Predecessor Third Quarter Period July 1 to July 19, 2011, and the Predecessor YTD Period January 1 to July 19, 2011, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows:

(in millions of dollars)
Remainder of 2012	$4.1
2013	15.9
2014	15.3
2015	15.1
2016	14.9
Thereafter	144.2

$209.5

7. Goodwill

Goodwill included the following activity during the Successor YTD Period:

(in millions of dollars)	Asia Pacific	Europe	North America	Total
Balance at beginning of period	$73.9	$116.7	$47.8	$238.4
Adjustments during the period related to prior year acquisitions	(1.0)	1.6	(1.2)	(0.6)
Foreign currency translation	1.9	(0.3)	0.4	2.0

Total	$74.8	$118.0	$47.0	$239.8

8. Debt

Long-term debt was comprised of the following components for the Successor Company periods presented below:

(in millions of dollars)	As of September 30, 2012			As of December 31, 2011
	Commitment Amount	Due Date	Balance Outstanding	Balance Outstanding
2019 Notes (1) (2)	$350.0	July 15, 2019	$350.0	$350.0
Credit Facility (3) (10)
Term Loan (3) (4) (5) (10)	50.0	July 19, 2016	43.8	47.5
Revolver (3) (4) (5) (6) (7) (8) (9) (10)	50.0	July 19, 2016	2.0	—

			395.8	397.5
Less: current portion			(5.6)	(5.0)

Total			$390.2	$392.5

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
(3)

Dynacast has a Credit Facility for $100.0 million, which is available for working capital purposes, including the provision of letters of credit. Outstanding balances under the Term Loan and the Revolver bear interest at a rate equal to, at Dynacast’s option, either (i) the alternative base rate (“ABR”)(4) plus the applicable margin for ABR loans; or (ii) adjusted London Interbank Offered Rate (“LIBOR”)(4) plus applicable margin(5) for Eurodollar loans.

(4)

The ABR is equal to the greatest of (a) the base rate in effect for such day, (b) federal funds effective rate in effect on such day plus 0.50% or (c) the adjusted LIBOR for an interest period of one-month beginning on such day plus 100 basis points; provided that the ABR shall be deemed to be not less that 2.50% per annum. The ABR for the three and nine months ended September 30, 2012 was 3.25%.

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

The letter of credit commitment is $10.0 million; however, at no time can Dynacast’s revolver exposure, which is defined as the aggregate principal amount of all outstanding Revolver loans plus the aggregate amount of Dynacast’s letter of credit exposure which is defined as the sum of (a) the aggregate undrawn amount of all outstanding letters of credit plus (b) the aggregate principal amount of all letter of credit reimbursement obligations, exceed the total Revolver commitment of $50.0 million. As of September 30, 2012, Dynacast had approximately $8.1 million available under the letter of credit commitments (Note 15).

Future	minimum principal payments as of September 30, 2012 are as follows:

(in millions of dollars)
Remainder of 2012	$1.3
2013	6.3
2014	7.5
2015	16.2
2016	14.5
Thereafter	350.0

Total	$395.8

The effective interest rate for the Term Loan and Revolver was 6.0% for the three and nine-months ended September 30, 2012.

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

Dynacast is also subject to a maximum total leverage ratio and minimum interest coverage ratio under the Credit Facility. As of September 30, 2012, Dynacast is in compliance with these covenants. There are no financial covenants associated with the 2019 Notes.

2019 Notes Optional Redemption

On and after July 15, 2015, the Issuers may redeem the 2019 Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the 2019 Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable redemption date, subject to the right of holders of the 2019 Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve- month period beginning on July 15 of each of the years indicated below:

2015	104.625%
2016	102.313%
2017 and thereafter	100.000%

In addition, until July 15, 2014, the Issuers may, at their option, on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2019 Notes at a redemption price equal to 109.25% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the applicable redemption date, subject to the right of holders of the 2019 Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 65% of the original aggregate principal amount of the 2019 Notes issued under the indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided, further, that each such redemption occurs within 90-days of the date of closing of each such equity offering.

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

Dynacast management established a restructuring program in March 2012 at its facility in France aimed at improving the operating income margin (the “France Restructuring”). The France Restructuring, which is expected to be completed in 2012, consists entirely of employee-related cash costs including severance and other termination benefits.

Group management negotiated a lease termination settlement related to the closure of the Montreal facility during the Predecessor YTD Period, which resulted in a reduction to the restructuring reserve of approximately $1.2 million, which is recorded in restructuring credit (expense) in the accompanying condensed combined statement of operations for the Predecessor YTD Period.

The following table summarizes activity related to Dynacast’s restructuring and employee severance activities:

	Consolidated Successor Company		Combined Predecessor Company
	Three Months Ended	For the Period July 20, 2011 to	For the Period July 1, 2011 to
(in millions of dollars)	September 30, 2012	September 30, 2011	July 19, 2011
Facility exit and other costs	$—	$(0.1)	$(0.1)

Total	$—	$(0.1)	$(0.1)

	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended	For the Period July 20, 2011 to	For the Period January 1, 2011 to
(in millions of dollars)	September 30, 2012	September 30, 2011	July 19, 2011
Employee related	$(0.5)	$—	$—
Facility exit and other (costs) credit	—	(0.1)	0.8

Total	$(0.5)	$(0.1)	$0.8

Accrued restructuring costs included the following activity during the Successor YTD Period:

	Consolidated Successor Company
(in millions of dollars)	Employee Related	Facility exit costs	Total
Balance at December 31, 2011	$—	$0.4	$0.4
Additions during the period	0.5	—	0.5
Current period utilization	(0.5)	(0.4)	(0.9)

Balance at September 30, 2012	$—	$—	$—

10. Employee Benefit and Retirement Plans

The following table presents components of Dynacast’s pension cost for the periods shown below:

	Consolidated		Combined
	Successor Company		Predecessor Company
	For the Three Months Ended	For the Period July 20, 2011	For the Period July 1, 2011
(in millions of dollars)	September 30, 2012	to September 30, 2011	to July 19, 2011
Service cost-benefits earned during the period	$0.2	$0.1	$—
Interest cost on projected benefit obligation	0.4	0.3	—
Expected return on plan assets	(0.2)	(0.1)	—

Net periodic pension cost	$0.4	$0.3	$—

	Consolidated		Combined
	Successor Company		Predecessor Company
	For the Nine Months Ended	For the Period July 20, 2011	For the Period January 1, 2011
(in millions of dollars)	September 30, 2012	to September 30, 2011	to July 19, 2011
Service cost-benefits earned during the period	$0.5	$0.1	$0.2
Interest cost on projected benefit obligation	1.1	0.3	0.4
Expected return on plan assets	(0.5)	(0.1)	(0.3)
Amortization of prior service cost and acturial loss	—	—	—

Net periodic pension cost	$1.1	$0.3	$0.3

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

12. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following table presents Dynacast’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis:

	Consolidated Successor Company
	September 30, 2012
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts (1)	$1.0	$—	$1.0	$—
Bonds	1.7	1.7	—	—
Guaranteed funds	0.1	0.1	—	—

Total	$2.8	$1.8	$1.0	$—

Liabilities
Warrants	$6.1	$—	$—	$6.1
Foreign exchange forward contracts (1)	0.2	—	0.2	—

Total	$6.3	$—	$0.2	$6.1

(1)	See Note 5 for further information.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the Successor Third Quarter:

(in millions of dollars)
Fair value of warrants at beginning of the period	$6.1
Unrealized gain during period	—

Fair value of warrants at September 30, 2012	$6.1

The following table summarizes the significant unobservable inputs for the warrants:

	Fair Value as of		Unobservable
(in millions of dollars)	September 30, 2012	Valuation Technique	Input	Range (Weighted Average)
Warrants	$6.1	Option Pricing	Discount Rate	14.5% - 15.5% (15.0%)

			Volatility (1)	70.0% - 80.0%

			EBITDA Multiples (2)	6.0 × to 7.0 × (6.5)

			Enterprise Value	$590.5 - $684.2 ($616.9)

(1)	Volatility was 80.0% for the Kenner warrants and 70.0% for Macquarie warrants.
(2)	Before control premium.

Non-Recurring Fair Value Measurements

In January 2012 there was a non-recurring fair value measurement required related to the reclassification of the Series A Convertible Mandatorily Redeemable Preferred Stock, $0.001 par value per share, (“Series A Preferred Stock”) from temporary stockholders’ equity to debt (See Note 13 for further information). No non-recurring fair value measurements were required related to testing of goodwill and other intangible or tangible assets for impairment.

The following table summarizes the significant unobservable input for the Series A Preferred Stock:

(in millions of dollars)	Fair Value as of January 16, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Series A Preferred Stock	$25.6	Discounted Cash Flows	Discount Rate	14.75%-15.25% (15.0%)

Other Financial Instruments

Dynacast’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying values for current financial assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of such instruments.

The fair value of the 2019 Notes as of September 30, 2012 was $367.5 million based on available market information. The carrying amounts of all other significant debt, including the Term Loan and the Revolver approximate fair value based on the variable nature of the interest there upon.

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

The Series A Preferred Stock was classified as temporary stockholders’ equity at December 31, 2011 (rather than as a liability) as the shares were convertible to common stock for a period of time. Macquarie did not convert the Series A Preferred Stock into common stock within the required time period. Accordingly, as the Series A Preferred Stock is subject to mandatory redemption on July 19, 2021 the Series A Preferred Stock was reclassified from temporary shareholders’ equity to a long-term liability as of January 16, 2012. At that time the Series A Preferred Stock was measured initially at fair value of approximately $25.6 million with a corresponding reduction in paid in capital of $0.9 million, which was subsequently accreted into income as a charge to interest expense during the three months ended March 31, 2012. For the period January 1, 2012 through January 15, 2012, approximately $0.1 million in Series A Preferred Stock dividends payable were recorded as a charge to accumulated deficit and approximately $0.8 million of Series A Preferred Stock dividends for the period January 16, 2012 to March 31, 2012 were included in interest expense. As of September 30, 2012 approximately $4.8 million in Series A Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheet.

Series B Preferred Stock

On the Acquisition Date, Dynacast issued 26,500 shares of Series B Redeemable Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) to Macquarie. The Series B Preferred Stock participates pari passu with the Series A Preferred Stock as to dividends and liquidation preference, and is generally entitled to receive dividends of up to 14% (12% if the dividends are paid when declared) of the preferred stock’s liquidation preference per year. Dividends are payable at the option of Dynacast or upon redemption. As of September 30, 2012 approximately $4.8 million in Series B Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheet.

The Series B Preferred Stock is required to be redeemed by Dynacast on July 19, 2021; accordingly Dynacast classified the Series B Preferred Stock as a liability. In addition, Dynacast also retains a call option to redeem the Series B Preferred Stock at any time after issuance. This call option is exercisable through the mandatory redemption date of the Series B Preferred Stock, without penalty and at a redemption price per share equal to the Series B Liquidation Preference (the “Series B Redemption Price”) plus any accrued and unpaid dividends thereon.

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

Macquarie Warrants

In conjunction with the Acquisition, Dynacast granted 3,960 warrants to an affiliate of Macquarie for the purchase of Dynacast common stock at an exercise price of $0.001. The Macquarie warrants expire on the tenth anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement. The Macquarie warrants contain a contingent put right which enables the holders of the warrants to require Dynacast to redeem the warrants at $1,000 per warrant share in the event that either the Series A or Series B Preferred Stock are redeemed. In addition, the Macquarie warrants also contain non-standard ownership dilution protection in events in which additional shares of common stock are issued to shareholders other than Macquarie. These warrants are classified as long-term and measured at fair value in the statement of financial position at September 30, 2012 and December 31, 2011, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in the other income (expense) in the results of operations.

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

Similar to the Macquarie warrants, the Kenner warrants also contain non-standard ownership dilution protection in events where additional shares of common stock are issued to shareholders other than Kenner. These warrants are classified as long-term and measured at fair value in the statement of financial position at September 30, 2012 and December 31, 2011, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in the other income (expense) in the results of operations.

14. Related Parties

Management Consulting Agreement

Dynacast has a management consulting agreement, (the “Consulting Agreement”), with Kenner Equity Management, LLC, (“KEM”), an affiliate of Kenner, and Kenner’s co-investors, (collectively the “Consultants”). Under the terms of the Consulting Agreement, Dynacast will pay $1.0 million to KEM and $1.5 million in aggregate to the Consultants annually. The Consulting Agreement is for successive one-year terms which automatically renew unless terminated in advance. Dynacast recognized approximately $0.6 and $1.9 million of management fee expense during the Successor Third Quarter and the Successor YTD Period, respectively, which is recorded in selling, general and administrative expense. At September 30, 2012 approximately $0.6 million is classified as current included in accrued expenses.

As discussed in Note 1, the Group had historically been part of the Melrose Group. Accordingly, the Group participated in operating and financial relationships with Melrose and several holding and operating companies within the Melrose Group. These transactions primarily entailed notes payable and receivable between the Group and other members of the Melrose Group. The Group earned interest income associated with loans receivable from Melrose and the Melrose Group of approximately $-0- and $0.5 million during the Predecessor Third Quarter Period and the Predecessor YTD Period, respectively. In addition, the Group incurred interest expense of approximately $0.1 and $2.1 million on the loans payable during the Predecessor Third Quarter Period and the Predecessor YTD Period, respectively. In conjunction with the sale of the Group, Dynacast settled in full the net amount of notes payable due to the Melrose Group at the Acquisition Date.

Also as discussed in Note 1, the Predecessor Company’s combined financial statements for the Predecessor Third Quarter Period and the Predecessor YTD period include a management fee of approximately $0.1 and $0.5 million, respectively, to reflect the allocation of certain costs incurred by Melrose on behalf of the Group which are included in selling, general and administrative expense.

15. Commitments and Contingencies

Guarantees

As of September 30, 2012, Dynacast had two stand-by letters of credit with various banks in the amount of approximately $1.9 million securing Dynacast’s performance of obligations primarily related to workers’ compensation (Note 8).

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

16. Segment Information

Dynacast is comprised of three reportable geographic segments: Asia Pacific, Europe and North America, each of which includes the aggregation of multiple operating segments.

Inter-segment sales are not material, thus are not presented separately in the analysis below.

Revenue

	Consolidated		Combined
	Successor Company		Predecessor Company
	For the Three Months Ended	For the Period July 20, 2011	For the Period July 1, 2011
(in millions of dollars)	September 30, 2012	to September 30, 2011	to July 19, 2011
Asia Pacific	$52.3	$30.6	$12.1
Europe	40.3	36.4	8.7
North America	36.7	28.9	5.5

Total	$129.3	$95.9	$26.3

	Consolidated		Combined
	Successor Company		Predecessor Group
	For the Nine Months Ended	For the Period July 20, 2011	For the Period January 1, 2011
(in millions of dollars)	September 30, 2012	to September 30, 2011	to July 19, 2011
Asia Pacific	$144.3	$30.6	$80.2
Europe	129.6	36.4	110.8
North America	103.6	28.9	75.9

Total	$377.5	$95.9	$266.9

Total Assets

	Consolidated Successor Company
(in millions of dollars)	September 30, 2012	December 31, 2011
Asia Pacific	$289.7	$267.5
Europe	429.8	347.3
North America	231.9	170.3
Corporate/Eliminations	(138.1)	15.4

Total Segment Assets	$813.3	$800.5

Segment Operating Income

Dynacast management evaluates the performance of geographical segments on an operating income basis before income taxes, interest, reorganization expenses, Melrose expense allocation and, as shown below, certain corporate transactions which are not allocated to the geographical segments.

The tables below reconciles segment operating income to consolidated and combined operating income for the periods presented, which in the opinion of Dynacast management is the most comparable GAAP measurement.

	Consolidated		Combined
	Successor Company		Predecessor Company
	For the Three Months Ended	For the Period July 20, 2011	For the Period July 1, 2011
(in millions of dollars)	September 30, 2012	to September 30, 2011	to July 19, 2011
Asia Pacific	$7.1	$3.0	$1.2
Europe	5.7	4.0	1.2
North America	6.2	3.9	0.2

Segment Operating Income	19.0	10.9	2.6
Corporate	(3.5)	(0.8)	(0.4)

	15.5	10.1	2.2
Difference in basis of accounting	—	—	0.4
Reorganization expenses	—	(0.1)	(0.1)
Fixed asset disposal	(0.2)	—	—
Melrose cost allocation	—	—	(0.1)
Transaction costs	—	(15.4)	—
Intangible asset amortization	—	(3.3)	(0.2)

Operating income (loss)	$15.3	$(8.7)	$2.2

	Consolidated		Combined
	Successor Company		Predecessor Company
	For the Nine Months Ended	For the Period July 20, 2011	For the Period January 1, 2011
(in millions of dollars)	September 30, 2012	to September 30, 2011	to July 19, 2011
Asia Pacific	$17.8	$3.0	$13.2
Europe	17.7	4.0	22.6
North America	16.4	3.9	8.9

Segment Operating Income	51.9	10.9	44.7
Corporate	(9.7)	(0.8)	(2.3)

	42.2	10.1	42.4
Difference in basis of accounting	—	—	(0.6)
Reorganization (expenses) credit	(0.5)	(0.1)	0.8
Fixed asset disposal	(0.1)	—	—
Melrose cost allocation	—	—	(0.5)
Transaction costs	—	(15.4)	—
Intangible asset amortization	—	(3.3)	(2.4)

Operating income (loss)	$41.6	$(8.7)	$39.7

Depreciation and Amortization

	Consolidated		Combined
	Successor Company		Predecessor Company
	For the Three Months Ended	For the Period July 20, 2011	For the Period July 1, 2011
(in millions of dollars)	September 30, 2012	to September 30, 2011	to July 19, 2011
Asia Pacific	$3.2	$1.1	$0.2
Europe	3.2	1.1	0.2
North America	1.7	1.0	0.1

Total Segment	8.1	3.2	0.5
Corporate	0.1	—	—
Intangible asset amortization	—	3.3	0.2

Total	$8.2	$6.5	$0.7

	Consolidated		Combined
	Successor Company		Predecessor Company
	For the Nine Months Ended	For the Period July 20, 2011	For the Period January 1, 2011
(in millions of dollars)	September 30, 2012	to September 30, 2011	to July 19, 2011
Asia Pacific	$9.5	$1.1	$2.1
Europe	9.3	1.1	2.2
North America	5.2	1.0	1.5

Total Segment	24.0	3.2	5.8
Corporate	0.2	—	0.1
Intangible asset amortization (excluding debt issuance costs)	—	3.3	2.4

Total	$24.2	$6.5	$8.3

Capital Expenditures

	Consolidated		Combined
	Successor Company		Predecessor Company
	For the Three Months Ended	For the Period July 20, 2011	For the Period July 1, 2011
(in millions of dollars)	to September 30, 2012	to September 30, 2011	to July 19, 2011
Asia Pacific	$3.2	$0.7	$0.2
Europe	4.0	1.5	—
North America	1.2	0.6	0.3

Total Segment	8.4	2.8	0.5
Corporate	0.1	—	—

Total	$8.5	$2.8	$0.5

	Consolidated		Combined
	Successor Company		Predecessor Company
	For the Nine Months Ended	For the Period July 20, 2011	For the Period January 1, 2011
(in millions of dollars)	to September 30, 2012	to September 30, 2011	to July 19, 2011
Asia Pacific	$8.4	$0.7	$2.3
Europe	4.8	1.5	1.3
North America	3.2	0.6	1.8

Total Segment	16.4	2.8	5.4
Corporate	0.2	—	—

Total	$16.6	$2.8	$5.4

17. Supplemental Guarantor Information

The payment obligations under the 2019 Notes (see Note 8) are guaranteed, jointly and severally, by Dynacast International Inc. (the “Parent”) and all of Parent’s 100% owned domestic subsidiaries (other than the Issuers) that guarantee the obligations of Dynacast International under the Credit Facility. These guarantees are full and unconditional, subject, in the case of the subsidiary guarantors, to customary release provisions. The Issuers are also 100% owned subsidiaries of the Parent. The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances. The 2019 Notes are instruments of the Issuers and are reflected in their balance sheet. “Pushdown” accounting has been applied to the guarantors and non-guarantors to reflect the application of purchase accounting resulting from the acquisition by the Parent on July 19, 2011 (Notes 1 and 3).

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

The following supplemental condensed combining financial information sets forth, on a combining basis, balance sheets, statements of operations and statements of cash flows for the Parent, the Issuers, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Parent and its subsidiaries. The condensed combining financial information has been prepared on the same basis as the condensed consolidated financial statements of Dynacast as of and for the Successor Third Quarter and the Successor YTD Period and as of December 31, 2011. The Parent, the Issuers and the Guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column, the Issuers column and the Guarantor columns reflect the equity in net earnings/losses of its subsidiary guarantors and subsidiary non-guarantors, as appropriate.

The Predecessor Company condensed combining financial statements for the Predecessor Third Quarter Period and the Predecessor YTD Period have been prepared on the same basis as the condensed combined financial statements of the Predecessor Company. Due to the structure of the Predecessor Company, there was no ownership among the guarantor and non-guarantor subsidiaries prior to July 19, 2011.

Condensed Combining Statement of Operations

	Successor Company
	For the Three Months Ended September 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$23.2	$107.5	$(1.4)	$129.3
Costs of goods sold	—	—	(17.7)	(81.9)	1.4	(98.2)

Gross margin	—	—	5.5	25.6	—	31.1
Operating expenses:
Selling, general and administrative expense	(1.4)	—	(3.8)	(10.3)	—	(15.5)
Transaction costs	(0.3)	—	—	—	—	(0.3)
Restructuring expense	—	—	—	—	—	—

Total operating expenses	(1.7)	—	(3.8)	(10.3)	—	(15.8)
Operating (loss) income	(1.7)	—	1.7	15.3	—	15.3
Other income (expense)
Interest (expense) and other income, net	(2.0)	(10.8)	10.1	(9.5)	—	(12.2)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(3.7)	(10.8)	11.8	5.8	—	3.1
Income tax benefit (expense)	0.6	5.4	(7.0)	(2.4)	—	(3.4)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(3.1)	(5.4)	4.8	3.4	—	(0.3)
Equity in net earnings of unconsolidated subsidiaries	2.8	8.2	3.4	—	(14.4)	—

Net (loss) income	(0.3)	2.8	8.2	3.4	(14.4)	(0.3)
Less: net income attributable to non-controlling interests	—	—	—	—	—	—

Net (loss) income attributable to controlling stockholders	$(0.3)	$2.8	$8.2	$3.4	$(14.4)	$(0.3)

Total comprehensive income (loss)	$12.9	$16.0	$22.0	$17.5	$(57.8)	$10.6

Condensed Combining Statement of Operations

	Successor Company
	For the Period July 20, 2011 to September 30, 2011
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$19.1	$77.9	$(1.1)	$95.9
Costs of goods sold	—	—	(15.4)	(65.5)	1.1	(79.8)

Gross margin	—	—	3.7	12.4	—	16.1
Operating expenses:
Selling, general and administrative expense	—	(1.1)	(2.4)	(5.8)	—	(9.3)
Transaction costs	(15.2)	(0.2)	—	—	—	(15.4)
Restructuring expense	—	—	—	(0.1)	—	(0.1)

Total operating expenses	(15.2)	(1.3)	(2.4)	(5.9)	—	(24.8)
Operating (loss) income	(15.2)	(1.3)	1.3	6.5	—	(8.7)
Other income (expense)
Interest expense, net	(1.5)	(13.5)	0.9	(0.9)	—	(15.0)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(16.7)	(14.8)	2.2	5.6	—	(23.7)
Income tax benefit (expense)	—	5.5	(1.6)	(0.7)	—	3.2

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(16.7)	(9.3)	0.6	4.9	—	(20.5)
Equity in net earnings of unconsolidated subsidiaries	(3.9)	5.4	4.8	—	(6.3)	—

Net (loss) income	(20.6)	(3.9)	5.4	4.9	(6.3)	(20.5)
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Less: Series A preferred stock dividends	(2.4)	—	—	—	—	(2.4)

Net (loss) income attributable to controlling stockholders	$(23.0)	$(3.9)	$5.4	$4.8	$(6.3)	$(23.0)

Total comprehensive (loss) income	$(39.4)	$(22.7)	$(14.1)	$(13.9)	$50.9	$(39.2)

Condensed Combining Statement of Operations

	Predecessor Company
	For the Period July 1, 2011 to July 19, 2011
(in millions of dollars)	Guarantors	Non-Guarantors	Eliminations	Combined
Net sales	$3.5	$22.3	$0.5	$26.3
Costs of goods sold	(3.2)	(14.8)	$(0.5)	(18.5)

Gross margin	0.3	7.5	—	7.8
Operating expenses:
Selling, general and administrative expense	(0.9)	(4.6)	—	(5.5)
Restructuring expense	—	(0.1)	—	(0.1)

Total operating expenses	(0.9)	(4.7)	—	(5.6)
Operating (loss) income	(0.6)	2.8	—	2.2
Other income (expense)
Interest (expense) and other income, net	(0.1)	—	—	(0.1)

(Loss) income before provision for income taxes	(0.7)	2.8	—	2.1
Income tax benefit (expense)	0.4	(0.3)	—	0.1

Net (loss) income	(0.3)	2.5	—	2.2
Less: net income attributable to non-controlling interests	—	(0.1)	—	(0.1)

Net (loss) income attributable to controlling stockholders	$(0.3)	$2.4	$—	$2.1

Total comprehensive (loss) income	$(0.3)	$0.3	$—	$—

Condensed Combining Statement of Operations

	Successor Company
	Nine Months Ended September 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$67.9	$314.0	$(4.4)	$377.5
Costs of goods sold	—	—	(51.7)	(243.3)	4.4	(290.6)

Gross margin	—	—	16.2	70.7	—	86.9
Operating expenses:
Selling, general and administrative expense	(3.3)	(0.1)	(11.3)	(29.6)	—	(44.3)
Transaction costs	(0.3)	—	—	(0.2)	—	(0.5)
Restructuring expense	—	—	—	(0.5)	—	(0.5)

Total operating expenses	(3.6)	(0.1)	(11.3)	(30.3)	—	(45.3)
Operating (loss) income	(3.6)	(0.1)	4.9	40.4	—	41.6
Other income (expense)
Interest (expense) and other income, net	(6.8)	(31.6)	22.6	(21.3)	—	(37.1)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(10.4)	(31.7)	27.5	19.1	—	4.5
Income tax benefit (expense)	1.2	11.2	(12.2)	(6.1)	—	(5.9)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(9.2)	(20.5)	15.3	13.0	—	(1.4)
Equity in net earnings of unconsolidated subsidiaries	7.6	28.1	12.8	—	(48.5)	—

Net (loss) income	(1.6)	7.6	28.1	13.0	(48.5)	(1.4)
Less: net income attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Less: Series A preferred stock dividends	(0.2)	—	—	—	—	(0.2)

Net (loss) income attributable to controlling stockholders	$(1.8)	$7.6	$28.1	$12.8	$(48.5)	$(1.8)

Total comprehensive income (loss)	$6.3	$15.6	$35.4	$20.4	$(71.1)	$6.6

Condensed Combining Statement of Operations

	Predecessor Company
	For the Period January 1, 2011 to July 19, 2011
(in millions of dollars)	Guarantors	Non-Guarantors	Eliminations	Combined
Net sales	$47.3	$221.9	$(2.3)	$266.9
Costs of goods sold	(38.4)	(167.6)	2.3	(203.7)

Gross margin	8.9	54.3	—	63.2
Operating expenses:
Selling, general and administrative expense	(7.1)	(17.2)	—	(24.3)
Restructuring credit	—	0.8	—	0.8

Total operating expenses	(7.1)	(16.4)	—	(23.5)
Operating income	1.8	37.9	—	39.7
Other income (expense)
Interest (expense) and other income, net	(0.7)	(0.7)	—	(1.4)

Income before provision for income taxes	1.1	37.2	—	38.3
Income tax expense	(0.5)	(9.3)	—	(9.8)

Net income	0.6	27.9	—	28.5
Less: net income attributable to non-controlling interests	—	(0.2)	—	(0.2)

Net income attributable to controlling stockholders	$0.6	$27.7	$—	$28.3

Total comprehensive income	$0.4	$33.6	$—	$34.0

Condensed Combining Balance Sheet

	Successor Company
	As of September 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$1.6	$2.2	$18.6	$—	$22.4
Accounts receivable, net	—	—	12.6	65.8	—	78.4
Due from affiliates	—	—	1.6	1.3	(2.9)	—
Inventory	—	—	5.8	38.0	—	43.8
Derivatives	—	0.7	—	0.3	—	1.0
Other assets	—	0.1	2.4	7.2	—	9.7
Deferred income taxes	0.4	—	2.7	1.9	—	5.0

Total current assets	0.4	2.4	27.3	133.1	(2.9)	160.3
Property and equipment, net	—	—	18.9	104.6	—	123.5
Intangible assets, net	—	—	27.3	235.3	—	262.6
Other assets, including deferred financing	0.4	20.1	0.3	1.9	—	22.7
Goodwill	—	—	30.8	209.0	—	239.8
Investment in unconsolidated subsidiaries	208.8	594.1	476.8	—	(1,279.7)	—
Notes receivable from affiliate, net	—	21.0	63.6	41.8	(126.4)	—
Deferred income taxes	2.0	18.3	—	4.4	(20.3)	4.4

Total assets	$211.6	$655.9	$645.0	$730.1	$(1,429.3)	$813.3

Liabilities and Equity
Current liabilities
Accounts payable	$0.3	$—	$8.5	$52.3	$—	$61.1
Income taxes payable	—	—	—	6.1	—	6.1
Derivatives	—	0.2	—	—	—	0.2
Accrued expenses	1.4	0.1	9.0	22.5	—	33.0
Accrued interest	—	6.9	—	—	—	6.9
Other liabilities	—	—	0.8	12.9	—	13.7
Deferred revenue	—	—	2.8	5.7	—	8.5
Due to affiliates	—	—	1.3	1.6	(2.9)	—
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	5.6	—	—	—	5.6
Deferred income taxes	—	—	—	2.4	—	2.4

Total current liabilities	1.7	12.8	22.4	104.1	(2.9)	138.1
Other liabilities	—	—	0.7	0.3	—	1.0
Accrued interest and dividends	9.5	—	—	—	—	9.5
Accrued pension and retirement benefit obligations	—	—	3.5	15.8	—	19.3
Notes payable to affiliate, net	18.4	44.1	—	63.9	(126.4)	—
Long-term debt, net	—	390.2	—	—	—	390.2
Redeemable preferred stock	53.0	—	—	283.5	(283.5)	53.0
Warrants	6.1	—	—	—	—	6.1
Deferred income taxes	—	—	24.3	65.3	(20.3)	69.3

Total liabilities	88.7	447.1	50.9	532.9	(433.1)	686.5

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—
Puttable common stock	1.5	—	—	—	—	1.5
Equity
Total equity attributable to controlling stockholders	121.4	208.8	594.1	141.7	(944.6)	121.4
Non-controlling interests	—	—	—	3.9	—	3.9

Total equity	121.4	208.8	594.1	145.6	(944.6)	125.3

Total liabilities and equity	$211.6	$655.9	$645.0	$730.1	$(1,429.3)	$813.3

Condensed Combining Balance Sheet

	Successor Company
	As of December 31, 2011
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$1.9	$0.9	$18.3	$—	$21.1
Accounts receivable, net	—	—	10.8	56.1	—	66.9
Due from affiliates	—	—	1.6	0.6	(2.2)	—
Inventory	—	—	5.8	33.2	—	39.0
Derivatives	—	1.3	—	—	—	1.3
Other assets	—	—	1.9	6.3	—	8.2
Deferred income taxes	0.6	—	3.6	1.8	(0.2)	5.8

Total current assets	0.6	3.2	24.6	116.3	(2.4)	142.3
Property and equipment, net	—	—	19.0	100.9	—	119.9
Intangible assets, net	—	—	28.3	242.4	—	270.7
Other assets, including deferred financing	0.4	21.7	1.0	1.9	(0.7)	24.3
Goodwill	—	—	32.6	205.8	—	238.4
Investment in unconsolidated subsidiaries	193.3	572.5	454.9	—	(1,220.7)	—
Notes receivable from affiliate, net	—	16.3	52.5	15.6	(84.4)	—
Deferred income taxes	0.6	7.9	—	4.9	(8.5)	4.9

Total assets	$194.9	$621.6	$612.9	$687.8	$(1,316.7)	$800.5

Liabilities and Equity
Current liabilities
Accounts payable	$—	$0.8	$7.7	$44.2	$—	$52.7
Income taxes payable	—	—	—	6.8	—	6.8
Derivatives	—	—	—	0.2	—	0.2
Accrued expenses	2.2	—	9.4	20.1	—	31.7
Accrued interest	—	14.6	—	—	—	14.6
Other liabilities	—	—	0.9	10.3	—	11.2
Deferred revenue	—	—	3.0	5.4	—	8.4
Due to affiliates	—	—	0.6	1.6	(2.2)	—
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	5.0	—	—	—	5.0
Deferred income taxes	—	—	—	1.3	—	1.3

Total current liabilities	2.2	20.4	21.6	90.5	(2.2)	132.5
Other liabilities	—	—	0.7	1.6	(0.7)	1.6
Accrued interest and dividends	3.4	—	—	—	—	3.4
Accrued pension and retirement benefit obligations	—	—	4.5	15.0	—	19.5
Notes payable to affiliate, net	14.3	15.4	—	54.7	(84.4)	—
Long-term debt, net	—	392.5	—	—	—	392.5
Redeemable preferred stock	26.5	—	—	283.6	(283.6)	26.5
Warrants	6.1	—	—	—	—	6.1
Deferred income taxes	—	—	13.6	67.3	(8.7)	72.2

Total liabilities	52.5	428.3	40.4	512.7	(379.6)	654.3

Convertible redeemable preferred stock	26.5	—	—	51.6	(51.6)	26.5
Puttable common stock	1.5	—	—	—	—	1.5
Equity
Total equity attributable to controlling stockholders	114.4	193.3	572.5	119.7	(885.5)	114.4
Non-controlling interests	—	—	—	3.8	—	3.8

Total equity	114.4	193.3	572.5	123.5	(885.5)	118.2

Total liabilities and equity	$194.9	$621.6	$612.9	$687.8	$(1,316.7)	$800.5

Condensed Combining Statement of Cash Flows

	Successor Company
	Nine Months Ended September 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities

Net cash flows (used in) provided by operating activities	$—	$(30.2)	$12.9	$44.5	$(9.6)	$17.6

Cash flows from investing activities
Capital expenditures	—	—	(3.5)	(12.2)	—	(15.7)
Settlement of derivative contracts	—	1.6	—	—	—	1.6
Notes receivable issued to affiliates, net	—	(4.6)	(2.7)	(33.3)	40.6	—

Net cash flows provided by (used in) investing activities	—	(3.0)	(6.2)	(45.5)	40.6	(14.1)

Cash flows from financing activities
Draws on revolver	—	24.5	—	—	—	24.5
Repayments on revolver	—	(22.5)	—	—	—	(22.5)
Debt issuance costs	—	(1.1)	—	—	—	(1.1)
Dividends to affiliates	—	—	(5.4)	—	5.4	—
Notes payable from affiliates, net	—	35.7	—	0.7	(36.4)	—
Dividends paid to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Repayment of long-term debt	—	(3.7)	—	—	—	(3.7)

Net cash flows provided by (used in) financing activities	—	32.9	(5.4)	0.5	(31.0)	(3.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.8	—	0.8
Net change in cash and cash equivalents	—	(0.3)	1.3	0.3	—	1.3
Cash and cash equivalents
Beginning of period	—	1.9	0.9	18.3	—	21.1

End of period	$—	$1.6	$2.2	$18.6	$—	$22.4

Condensed Combining Statement of Cash Flows

	Successor Company
	For the Period July 20, 2011 to September 30, 2011
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities

Net cash flows provided by (used in) operating activities	$1.5	$(1.9)	$(4.0)	$23.8	$(12.1)	$7.3

Cash flows from investing activities
Business acquisition, net of cash acquired	—	(5.3)	(72.4)	(507.8)	—	(585.5)
Investments in unconsolidated subsidiaries	(224.5)	(590.0)	(462.6)	—	1,277.1	—
Capital expenditures	—	—	(0.5)	(2.2)	—	(2.7)
Notes receivable from affiliates, net	—	(12.0)	(50.0)	(10.5)	72.5	—

Net cash flows provided by investing activities	(224.5)	(607.3)	(585.5)	(520.5)	1,349.6	(588.2)

Cash flows from financing activities
Issuance of common stock	170.0	224.5	590.0	128.1	(942.6)	170.0
Issuance of preferred stock	53.0	—	—	334.4	(334.4)	53.0
Issuance of long-term debt	—	400.0	—	—	—	400.0
Draws on revolver	—	6.5	—	—	—	6.5
Debt issuance costs	—	(27.3)	—	—	—	(27.3)
Notes payable issued to affiliates	—	10.5	—	50.0	(60.5)	—
Repayment of long-term debt	—	(1.3)	—	—	—	(1.3)

Net cash flows provided by financing activities	223.0	612.9	590.0	512.5	(1,337.5)	600.9

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.4)	—	(0.4)
Net change in cash and cash equivalents	—	3.7	0.5	15.4	—	19.6
Cash and cash equivalents
Beginning of period	—	—	—	—	—	—

End of period	$—	$3.7	$0.5	$15.4	$—	$19.6

Condensed Combining Statement of Cash Flows

	Predecessor Company
	For the Period January 1, 2011 to July 19, 2011
(in millions of dollars)	Guarantors	Non-Guarantor	Combined
Cash flows from operating activities
Net cash flows provided by operating activities	$3.0	$27.9	$30.9

Cash flows from investing activities
Capital expenditures	(1.6)	(5.4)	(7.0)
Settlement of derivative contracts with affiliates	—	0.6	0.6
Notes receivable to affiliates	(1.0)	27.1	26.1

Net cash flows (used in) provided by investing activities	(2.6)	22.3	19.7

Cash flows from financing activities
Distributions to Melrose	—	(26.2)	(26.2)
Dividends paid to non-controlling interests	—	(0.2)	(0.2)
Dividends paid to Melrose	—	(12.9)	(12.9)
Contribution from Melrose	4.3	—	4.3
Repayment of long-term debt	—	(0.4)	(0.4)
Notes payable to affiliates, net	—	(27.5)	(27.5)

Net cash flows provided (used in) by financing activities	4.3	(67.2)	(62.9)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.3	1.2
Net change in cash and cash equivalents	4.6	(15.7)	(11.1)
Cash and cash equivalents
Beginning of period	0.4	27.4	27.8

End of period	$5.0	$11.7	$16.7

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and Dynacast and our management may make, certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified by the use of forward-looking terminology, such as “contemplate,” “believe,” “estimate,” “anticipate,” “continue,” “expect,” “intend,” “predict,” “project,” “potential,” “possible,” “may,” “plan,” “should,” “would,” “goal,” “target” or other similar expressions or, in each case, their negative or other variations or comparable terminology. Forward-looking statements express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results, and include all matters that are not historical facts. Such statements include, in particular, statements about our plans, intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, earnings outlook, prospects, growth, strategies, the end markets in which we operate, economic conditions and trends in the regions in which we operate, our potential for growth in specified markets or geographies, facility improvements and capital expenditures. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements involve certain risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Actual outcomes or results may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if actual outcomes or results are consistent with the forward-looking statements contained in this report, those outcomes or results may not be indicative of outcomes or results in subsequent periods.

You should not place undue reliance on any forward-looking statement and you should consider the following factors that may cause actual outcomes or results to differ materially from forward-looking statements, as well as those discussed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q filed on August 14, 2012 and any of our subsequent filings with the Securities and Exchange Commission (“SEC”):

•	competitive risks from other zinc or aluminum die cast producers or self-manufacturing by customers;

•	relationships with, and financial or operating conditions of, our key customers, suppliers and other stakeholders;

•	loss of, or an inability to attract, key management;

•	fluctuations in the supply of, and prices for raw materials in the areas in which we maintain production facilities;

•	union disputes, labor unrest or other employee relations issues;

•	availability of production capacity;

•	environmental, health and safety costs;

•	impact of future mergers, acquisitions, joint ventures or teaming agreements;

•	our substantial level of indebtedness and ability to generate cash;

•	changes in the availability and cost of capital;

•	changes in or timing of our restructuring or facility development plans;

•	restrictions in our debt agreements;

•	fluctuations in the relative value of the U.S. dollar and the currencies of the countries and regions in which we operate and the effectiveness of our currency hedging activities;

•	ability to repatriate cash held by our foreign subsidiaries;

•	changes in political, economic, regulatory and business conditions, including changes in taxes, tax rates, duties or tariffs;

•	acts of war or terrorist activities;

•	existence or exacerbation of general political instability and uncertainty in the U.S. or in other countries or regions in which we operate;

•	cyclical demand and pricing within the end markets for our products; and

•	other risks and factors identified in this report, including under the heading “Risk Factors.”

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

Unless expressly indicated or the context requires otherwise, the terms “Dynacast”, the “Company”, “we”, “us” and “our” in this report refer to Dynacast International Inc. and when appropriate, its wholly-owned subsidiaries.

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

Overview and Business Trends

Dynacast International Inc. (the “Successor Company” or “Dynacast”) was incorporated as a Delaware corporation in May 2011 by a consortium of private investors led by Kenner and Company (“Kenner”) and subsequently acquired the Dynacast businesses (the “Predecessor Company” or “Dynacast Group”) from Melrose PLC (“Melrose”) on July 19, 2011 for approximately $590 million, less outstanding notes payable to affiliates of Melrose, net, plus the remittance of cash held by the Dynacast Group as of that date (the “Acquisition”). Dynacast had no activity or operations prior to the Acquisition. In conjunction with the Acquisition, Dynacast International LLC and Dynacast Finance Inc. (collectively the “Issuers”), direct and indirect wholly-owned subsidiaries of Dynacast, issued $350.0 million in aggregate principal amount of 9.25% Senior Secured Second Lien Notes due 2019 (the “Notes”). Concurrently with the issuance of the Notes, Dynacast International LLC, as borrower, entered into a senior credit facility, consisting of a $50.0 million term loan and a $50.0 million revolving credit facility with certain lenders to finance the Acquisition and provide for working capital (the “Senior Credit Facility”).

Dynacast is a global manufacturer of small engineered precision die cast components serving customers in the automotive safety and electronics, consumer electronics, healthcare, hardware, computer and peripherals end markets, among others. Our customers range from large multi-national companies to small businesses. In recent years, the largest end markets in which our customers operate are automotive safety and electronics, consumer electronics and healthcare. We also have a number of customers in the hardware, computer and peripherals, telecommunications and tooling end markets. We manage our business primarily on a geographical basis through three reportable segments—Asia Pacific, Europe and North America:

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

Revenues

Our core operation is die casting of components, which represents the majority of our revenues. We also generate revenues from designing and building tools and machines and from surface coatings, machining and sub-assembly.

Cost of Goods Sold

The principal components of cost of goods sold in our manufacturing operations are raw materials, factory overhead and labor. These principal components of overhead cost include freight charges, purchasing, receiving and inspection costs, internal transfer costs and warehousing costs through the manufacturing process. Each manufacturing facility typically sources its own raw materials and distributes its finished goods.

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

Reorganization and Integration Costs

Montreal—In late 2009, we made a decision to exit our manufacturing facility in Montreal and established a plan which included the movement of manufacturing assets from Montreal to Austria, Malaysia, Singapore and other existing North American manufacturing facilities, the severance of individuals (including management and employees) and the closure in June 2012 of the leased Montreal manufacturing facility. In conjunction with the closure, we incurred restructuring expenses of $0.3 million in 2009 and $10.2 million in 2010 relating to this plan, including $3.3 million relating to the termination of the facility lease. During the period January 1, 2011 through July 19, 2011 (the “Predecessor 2011 YTD Period”), we entered into a lease termination settlement, resulting in a $1.2 million reduction in our restructuring reserve, which is included in restructuring credit (expense) in the combined financial statements for the Predecessor 2011 YTD Period.

France—In March 2012, we established a restructuring program at our facility in France aimed at improving the operating income margin (the “France Restructuring”). The France Restructuring which is expected to be completed in 2012 consists entirely of employee-related cash costs including severance and other termination benefits. In conjunction with the France Restructuring, during the period January 1, 2012 through September 30, 2012, (the “Successor 2012 YTD Period”) we accrued $0.5 million in costs, which represents the full amount we expect to incur related to this program.

International Business Development Group

During early 2010, we completed the formation of our global sales force, (the “IBD Group”). Since its formation, the IBD Group has identified new programs that are driven by global customers with central decision making processes based in North America but with manufacturing facilities elsewhere. These programs are typically high value, with launch periods ranging from 6 to 18 months.

Market and Performance Overview

Our sales are significantly impacted by the timing and life cycle of our customers’ programs and platforms. The duration of customer programs is dependent on the product and end market. Automotive safety and electronics programs can run up to ten years, while consumer electronics programs can be as short as six months. As such, the composition of sales by customer varies from year to year, with some programs experiencing a decrease in demand or termination due to the overall life cycle of the programs, while new programs and customers are brought on board.

Our manufacturing facilities closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Our European sales are generally weaker in the third quarter as many of our European customers and our manufacturing facilities themselves are closed for several weeks for summer vacation. Our Asia Pacific region consumer electronics sales are generally stronger in the third and fourth quarters as our customers prepare for the holiday season.

Economic events created recessionary conditions around the world in many industries in 2009. The continued global financial crisis resulted in, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values and concerns that the worldwide economy would enter into a prolonged recessionary period. Consequently, our operating results for a particular period are difficult to predict and prior results are not necessarily indicative of results to be expected in future periods. In response to these events we instituted operational improvements throughout this difficult period, a portion of which will be sustainable as the economy continues to improve, allowing us to take advantage of opportunities in our markets.

During 2012, the Euro weakened against the U.S. Dollar (“USD”). For the three and nine months ended September 30, 2012 the average Euro to USD exchange rate was 0.80 and 0.78, respectively, or 12.7% and 9.9%, respectively, lower than the corresponding periods in 2011. The effect of these lower average rates is to reduce the translated USD value of Euro-denominated sales and operating income as discussed in more detail below.

Consistent with the trends noted above, sales in our Southern European manufacturing facilities were negatively impacted by economic conditions beginning in the second half of 2011 and continue to lag. The ongoing debt crisis in Southern Europe continues to impact sales in our manufacturing facilities in Spain, France and, to a lesser extent, Italy, all of which are currently in a recession. Both Spain and France officially entered into a recession at the end of the first quarter of 2012 after recording two consecutive quarters of decline in their respective Gross Domestic Product (“GDP”) while Italy entered a recession at the end of 2011. In these countries, we are seeing demand dampened in the construction and automotive end markets. We expect this trend to continue for the foreseeable future until the economy in the European region begins to improve as a whole. Our manufacturing facilities in Austria and Germany had seen little residual effect from the debt crisis in Southern Europe prior to September 2012. However, beginning in September 2012, we noted a slight slowdown in business in Germany and Austria, albeit not to the levels experienced in our Southern European manufacturing facilities. We expect sales in Austria to grow based on our strategic decision to introduce aluminum production capabilities to Austria. Austria began aluminum die casting in December 2011 and is currently expanding its manufacturing facility to accommodate additional aluminum production capacity. The expansion is expected to be completed by the end of 2012.

Thus far, the North America region has seen minimal residual effect from the debt crisis in Southern Europe. However, should the debt crisis worsen, it is possible that sales in North America could be negatively impacted. In response to increasing demand at our Lake Forest location, we expanded our manufacturing facility at that location in 2012. Likewise, in response to our Mexican manufacturing facility reaching full capacity we are planning on expanding the Mexican manufacturing facility in 2013.

Economic conditions remain robust in the Asia Pacific region and we continue to see sales growth from new business opportunities, particularly in the automotive safety and electronics end markets as well as the consumer electronics end market. In response to the expected continued growth in the Asia Pacific region, we are currently expanding our Shanghai manufacturing facility, which we anticipate to complete by the end of 2012. We expect continued growth in the Asia Pacific region as our manufacturing facilities in this region are expanded particularly in Dongguan (“DDG”), which is currently approaching full capacity.

During the Successor 2012 YTD Period, approximately 40% of our sales were to customers in the global automotive safety and electronics end markets, approximately 13% of our sales were to customers in the consumer electronics end markets and approximately 8% of our sales were to customers in the healthcare end markets. We have seen continued growth in these end markets, particularly in the Asia Pacific region.

The Successor 2012 YTD Period and the Period from July 20, 2011 through September 30, 2011 (the “Successor 2011 Third Quarter and YTD Period”) were impacted by a number of factors, including the Acquisition, issuance of the Notes and entering into the Senior Credit Facility. The issuance of the Notes and entering into the Senior Credit Facility in July 2011 resulted in additional interest expense of $9.3 and $29.1 million during the three months ended September 30, 2012 (“the Successor 2012 Third Quarter Period”) and the Successor 2012 YTD Period, respectively, including amortization of deferred financing costs. In total, we capitalized approximately $27.2 million in deferred financing costs, including $5.6 million of deferred financing costs related to a bridge loan that was written off in 2011 following the Acquisition. Deferred financing costs, excluding the costs associated with the bridge loan, will be amortized over the respective terms of the Notes and the Senior Credit Facility. In addition to the capitalized deferred financing costs, we expensed approximately $15.4 million in transaction costs during the Successor 2011 Third Quarter and YTD Period associated with the Acquisition in 2011. In August 2011, pursuant to the share purchase agreement with Melrose, we remitted approximately $12.2 million to Melrose as additional consideration, representing cash held as of the close of business on the date of the Acquisition.

Effect of the Acquisition

The Acquisition is accounted for in accordance with accounting guidance for business combinations, resulting in the recognition of acquired assets and liabilities assumed at fair value as of July 19, 2011. The preparation of the Predecessor Company’s financial statements includes the use of accounting procedures wherein certain assets, liabilities and expenses historically recorded or incurred at the Melrose level, which related to the Dynacast business or were incurred on behalf of the Dynacast business, have been identified and allocated, or pushed down, as appropriate to reflect the stand-alone financial results of the Dynacast business for the Predecessor Company periods presented. Similarly, the purchase price paid by Dynacast related to the Acquisition has been recorded in Dynacast’s financial statements.

The Acquisition resulted in the recognition of $251.0 million of goodwill, which is not deductible for U.S. income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and represents the estimated economic value attributable to future operations.

Matters Affecting Comparability of Results

The purchase price in the Acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 19, 2011. Fair value measurements were applied based on assumptions that market participants would use in the pricing of the asset or liability. As a result of the additional depreciation and amortization expense included in cost of goods sold and selling, general and administrative expense (“SG&A”) due to the purchase price allocation, gross margin and operating income for the Successor 2012 Third Quarter Period, the Successor 2012 YTD Period and the Successor 2011 Third Quarter and YTD Period were negatively impacted compared to the period July 1, 2011 to July 19, 2011 (the” Predecessor 2011 Third Quarter Period”) and the Predecessor 2011 YTD Period. The amount of the additional depreciation and amortization expense is shown in the following table:

	Consolidated Successor Company			Consolidated Successor Company
	For the Period July 1, 2012 to September 30, 2012			For the Period January 1, 2012 to September 30, 2012
(in millions of dollars)	Cost of Goods Sold	Selling, General and Adminstrative	Total	Cost of Goods Sold	Selling, General and Adminstrative	Total
Asia Pacific	$0.3	$0.3	$0.6	$1.7	$2.9	$4.6
Europe	0.2	0.2	0.4	1.8	2.8	4.6
North America	0.1	0.1	0.2	1.4	1.0	2.4
Corporate	—	(0.2)	(0.2)	—	(2.3)	(2.3)

Total	$0.6	$0.4	$1.0	$4.9	$4.4	$9.3

Also affecting comparability is the fact that the Predecessor 2011 Third Quarter Period was only 19 days compared to 73 days for the Successor 2011 Third Quarter and YTD Period and 92 days for the Successor 2012 YTD Period.

Additionally, the Predecessor Company’s combined financial statements may not be indicative of our future performance and do not necessarily reflect what our consolidated results of operations, financial position and cash flows would have been had we operated as an independent, stand-alone company during the Predecessor Company periods presented. Certain general corporate overhead and other expenses were allocated by Melrose to us prior to the Acquisition, as described in Note 14 to the accompanying unaudited condensed consolidated and combined financial statements. We believe such allocations were reasonable; however, they are not indicative of the actual expenses that would have been incurred had we been operating as an independent, stand-alone company for the periods presented, nor do they reflect the increases in costs that we have incurred in connection with the establishment of an appropriate accounting and reporting system, debt service obligations, provision of healthcare to our employees and other costs associated with operating as a stand-alone company.

New Capital Structure.

In connection with the Acquisition, certain payments were made to Melrose to settle outstanding notes payable to affiliates. Following the Acquisition, our capital structure now includes long-term debt, preferred stock, warrants and common stock. The increased amount of long-term debt and the Series A and B mandatorily redeemable preferred stock issued in connection with the Acquisition affects the comparability of interest expense among (i) the Successor 2012 Third Quarter Period, the Successor 2011 Third Quarter and YTD Period and the Predecessor 2011 Third Quarter Period and (ii) the Successor 2012 YTD Period, the Successor 2011 Third Quarter and YTD Period and the Predecessor 2011 YTD Period.

Provision for (Benefit from) Income Taxes.

Non-deductibility of interest expense associated with the Series A and B mandatorily redeemable preferred stock and the valuation allowance in the United States negatively impacted the income tax rate in the Successor 2012 YTD Period and the Successor 2011 Third Quarter and YTD Period.

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

Consolidated Successor Period July 1, 2012 to September 30, 2012 Compared to the Consolidated Successor Period July 20, 2011 to September 30, 2011 and the Combined Predecessor Period July 1, 2011 to July 19, 2011

	Consolidated Successor Company				Combined Predecessor Company
	For the Period July 1, 2012		For the Period July 20, 2011		For the Period July 1, 2011
(in millions of dollars)	to September 30, 2012		to September 30, 2011		to July 19, 2011
Net sales	$129.3	100.0%	$95.9	100.0%	$26.3	100.0%
Costs of goods sold	(98.2)	-75.9%	(79.8)	-83.2%	(20.5)	-77.9%

Gross margin	31.1	24.1%	16.1	16.8%	5.8	22.1%
Operating expenses:
Selling, general and administrative expense	(15.5)	-12.0%	(9.3)	-9.7%	(3.5)	-13.3%
Transaction costs	(0.3)	-0.3%	(15.4)	-19.3%	—	0.0%
Restructuring expense	—	0.0%	(0.1)	-0.1%	(0.1)	-0.4%

Total operating expenses	(15.8)	-12.2%	(24.8)	-25.9%	(3.6)	-13.7%
Operating income (loss)	15.3	11.8%	(8.7)	-9.1%	2.2	8.4%
Other income (expense)
Interest expense	(12.2)	-9.4%	(15.0)	-15.6%	(0.1)	-0.4%

Income (loss) before income taxes	3.1	2.4%	(23.7)	-24.7%	2.1	8.0%
Income tax (expense) benenfit	(3.4)	-2.6%	3.2	3.3%	—	0.0%

Net (loss) income	$(0.3)	-0.2%	$(20.5)	-21.4%	$2.1	8.0%

Net Sales. Net sales were $129.3 million for the Successor 2012 Third Quarter Period compared to $95.9 million for the Successor 2011 Third Quarter and YTD Period and $26.3 million for the Predecessor 2011 Third Quarter Period, an increase of $7.1 million. Net sales for the Successor 2012 Third Quarter Period, the Successor 2011 Third Quarter and YTD Period and the Predecessor 2011 Third Quarter Period included $7.7 million, or 6.0%, $3.8 million, or 4.0%, and $0.7, or 2.7%, in revenue, respectively, related to the sale of new tools or replacement tools that were separately priced. The increase in net sales was primarily attributable to increased sales in the Asia Pacific and North America segments of $9.6 and $2.3 million, respectively, partially offset by decreased sales in the Europe segment of $4.8 million, which are discussed in more detail below.

Gross Margin. Gross margin as a percentage of net sales for the Successor 2012 Third Quarter Period was 24.1% compared to 16.8% for the Successor 2011 Third Quarter and YTD Period and 22.1% for the Predecessor 2011 Third Quarter Period. The change in gross margin was primarily attributable to the step-up in inventory values of $6.0 million due to the purchase price allocation, which resulted in an increase in cost of goods sold in the Successor 2011 Third Quarter and YTD Period. There was no corresponding step-up in inventory during the Successor 2012 Third Quarter Period.

Selling General & Administrative. SG&A expenses as a percentage of net sales were 12.0% for the Successor 2012 Third Quarter Period compared to 9.7% for the Successor 2011 Third Quarter and YTD Period and 13.3% for the Predecessor 2011 Third Quarter Period. The increase in SG&A expenses as a percentage of net sales between the Successor 2012 Third Quarter Period and the Successor 2011 Third Quarter and YTD Period was primarily attributable to a $1.3 million loss in transactional foreign exchanges in connection with USD denominated sales in the Asia Pacific region and a $0.4 million increase in amortization of intangible assets, specifically, customer relationships, due to the purchase price allocation.

Transaction Costs. Transaction costs of $0.3 million during the Successor 2012 Third Quarter Period and $15.4 million during the Successor 2011 Third Quarter and YTD Period were attributable to the Acquisition which closed on July 19, 2011. Transaction costs related to the Acquisition were largely completed in calendar year 2011.

Interest Expense. We incurred interest expense, net of $12.2 million during the Successor 2012 Third Quarter Period, of which approximately $8.8 million was attributable to the Notes and the Senior Credit Facility, $0.5 million was attributable to the amortization of deferred financing costs, $2.1 million was attributable to the Series A and B mandatorily redeemable preferred stock and $0.8 million was attributable to other interest costs. During the Successor 2011 Third Quarter and YTD Period we incurred $15.0 million in interest expense, net, of which approximately $7.2 million was attributable to the Notes and the Senior Credit Facility, $0.3 million was attributable to the amortization of deferred financing costs, $1.5 million was attributable to the Series B mandatorily redeemable preferred stock, $5.6 million was attributable to the write-off of deferred financing costs related to the bridge loan and $0.4 million was attributable to other interest costs. The change in interest expense between the Successor 2012 Third Quarter Period and the Successor 2011 Third Quarter and YTD Period was primarily attributable to the timing of the Acquisition which closed on July 19, 2011.

Income Taxes. The effective tax rate for the Successor 2012 Third Quarter Period was 109.68% as compared to 13.50% for the Successor 2011 Third Quarter and YTD Period and the 4.8% for the Predecessor 2011 Third Quarter Period. Dynacast’s tax expense for the Successor 2012 Third Quarter Period was unfavorably impacted by an increase in the valuation allowance for a tax jurisdiction with tax losses where the tax benefit could not be recognized, as well as by non-deductible interest expense associated with the Series A and B mandatorily redeemable preferred stock.

Segment Operating Results:

Net sales by segment were as follows for the periods presented:

	Consolidated Successor Company		Combined Predecessor Company
	For the Period July 1, 2012	For the Period July 20, 2011	For the Period July 1, 2011
(in millions of dollars)	to September 30, 2012	to September 30, 2011	to July 19, 2011
Asia Pacific	$52.3	$30.6	$12.1
Europe	40.3	36.4	8.7
North America	36.7	28.9	5.5

Total	$129.3	$95.9	$26.3

Operating income by segment was as follows for the periods presented:

	Consolidated Successor Company		Combined Predecessor Company
	For the Period July 1, 2012	For the Period July 20, 2011	For the Period July 1, 2011
(in millions of dollars)	to September 30, 2012	to September 30, 2011	to July 19, 2011
Asia Pacific	$7.1	$3.0	$1.2
Europe	5.7	4.0	1.2
North America	6.2	3.9	0.2

Total	$19.0	$10.9	$2.6

Asia Pacific

Net Sales. Net sales in the Asia Pacific segment were $52.3 million for the Successor 2012 Third Quarter compared to $30.6 million for the Successor 2011 Third Quarter and YTD Period and $12.1 million for the Predecessor 2011 Third Quarter Period. The increase in sales of $9.6 million, or 22.5%, was primarily attributable to increased sales across the region as a whole, led by Singapore, Shanghai and DDG, which reported sales increases of $6.1, $3.0, and $1.3 million, respectively, as discussed below.

Gross Margin. Gross margin as a percentage of net sales was 23.3% for the Successor 2012 Third Quarter Period compared to 13.7% for the Successor 2011 Third Quarter and YTD Period and 22.4% for the Predecessor 2011 Third Quarter Period. The change in gross margin as a percentage of net sales between the Successor 2012 Third Quarter Period and the Successor 2011 Third Quarter and YTD Period was primarily attributable to the step-up in inventory values of $3.2 million due to the purchase price allocation, which was expensed in the Successor 2011 Third Quarter and YTD Period resulting in an increase in cost of goods sold. There was no corresponding step-up in inventory during the Successor 2012 Third Quarter Period.

Selling, General and Administrative Expense. SG&A as a percentage of net sales was 9.8% for the Successor 2012 Third Quarter Period compared to 8.1% for the Successor 2011 Third Quarter and YTD Period and 9.2% for the Predecessor 2011 Third Quarter Period. The change in SG&A as a percentage of net sales between the Successor 2012 Third Quarter Period and the Successor 2011 Third Quarter and YTD Period was primarily due to a loss of $1.3 million in transactional foreign exchanges between the Successor 2012 Third Quarter Period and the Successor 2011 Third and YTD Period and a $0.3 million increase in amortization expense attributable intangible assets, specifically, customer relationships, due to the purchase price allocation.

Segment Operating Income. Segment operating income for the Asia Pacific segment was $7.1 million for the Successor 2012 Third Quarter Period compared to $3.0 million for the Successor 2011 Third Quarter and YTD Period and $1.2 million for the Predecessor 2011 Third Quarter Period. The $2.9 million, or 69.0%, increase in segment operating income was primarily attributable to the overall increase in net sales of $9.6 million, partially offset by the step-up in inventory values of $3.2 million due to the purchase price allocation, which resulted in an increase to cost of goods sold during the Successor 2011 Third Quarter and YTD Period.

Singapore. The $6.1 million increase in total sales in Singapore was primarily attributable to increased sales in the consumer electronics and industrial electronics end markets related to new programs, with one customer in the consumer electronics end market accounting for $3.8 million, or 62.3% of the overall increase.

Shanghai. The $3.0 million increase in total sales in Shanghai was primarily attributable to increased sales in the telecommunications and automotive end markets, with two customers accounting for approximately 87.9% of the increase. The increase in telecommunication end market was related to the ramp-up in production for a program launched in late 2011 while the increase in automotive end market was attributable to a new program launch in 2012.

Dongguan. The $1.3 million increase in total sales in DDG was primarily attributable to increased sales to one customer in the consumer electronics end market related to a new program launch in 2012, which accounted for 95.0% of the increase.

Europe

Net Sales. The decrease in sales of $4.8 million, or 10.6%, was primarily attributable to the weakening of the Euro to USD foreign exchange rate. The average Euro to USD exchange rate weakened by 12.7% from approximately 0.71 during the three months ended September 30, 2011 to 0.80 during the three months ended September 30, 2012, resulting in a decrease in the translated USD value of Euro-denominated sales of approximately $4.8 million in the Successor 2012 Third Quarter Period. Overall, sales decreased in Germany, Spain, Austria and Italy by $1.8, $1.4, $0.8 and $0.6 million, respectively, a portion of which related to changes in the Euro to USD foreign exchange discussed further below.

Gross Margin. Gross margin as a percentage of net sales was 23.8% for the Successor 2012 Third Quarter Period compared to 17.2% for the Successor 2011 Third Quarter and YTD Period and 24.0% for the Predecessor 2011 Third Quarter Period. The change in gross margin as a percentage of net sales between the Successor 2012 Third Quarter Period and the Successor 2011 Third Quarter and YTD Period was primarily attributable to the step-up in inventory values of $2.4 million due to the purchase price allocation, which was expensed in the Successor 2011 Third Quarter and YTD Period resulting in an increase in cost of goods sold. There was no corresponding step-up in inventory during the Successor 2012 Third Quarter Period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 9.7% for the Successor 2012 Third Quarter Period compared to 10.6% for the Successor 2011 Third Quarter and YTD Period and 13.8% for the Predecessor 2011 Third Quarter Period. SG&A for the Predecessor 2011 Third Quarter Period was impacted by bonus payments to local management and staff of $0.4 million related to the Acquisition.

Segment Operating Income. Segment operating income for the Europe segment was $5.7 million for the Successor 2012 Third Quarter Period compared to $4.0 million for the Successor 2011 Third Quarter and YTD Period and $1.2 million for the Predecessor 2011 Third Quarter Period. The $0.5 million, or 1.0%, increase in segment operating income was partially attributable to the step-up in inventory value of $2.4 million due to the purchase price allocation, which was subsequently expensed in the Successor 2011 Third Quarter and YTD Period resulting in an increase in cost of goods sold. There was no corresponding step-up in inventory during the Successor 2012 Third Quarter Period. Partially offsetting this was a $0.3 million exchange loss attributable to the weakening of the Euro to USD exchange rate, and $0.3 million attributable to additional depreciation and amortization related to technology and customer relationships due to the purchase price allocation.

Germany. The $1.8 million decrease in sales in Germany was attributable to a $0.6 million decrease in sales in the consumer electronics and automotive end markets due to lower market demand attributable to the on-going debt crisis in Southern Europe. The remainder of the decrease in net sales was attributable to the weakening of the Euro to USD exchange rate discussed previously.

Spain. The $1.4 million decrease in sales in Spain was attributable to a $0.8 million decrease in sales, of which $0.6 million was related to automotive end market due to lower market demand attributable to the on-going debt crisis in Southern Europe. The remainder of the decrease in net sales was attributable to the weakening of the Euro to USD exchange rate discussed previously.

Austria. The $0.8 million decrease in sales in Austria was primarily attributable to the weakening in the Euro to USD exchange rate. Had the exchange rate remained constant, Austria would have reported an increase in sales of approximately $1.4 million, primarily attributable to the introduction of aluminum products in Austria in late 2011, which resulted in additional parts sales of approximately $0.4 million and additional aluminum tooling sales of approximately $0.8 million.

Italy. Approximately $0.3 million, or 50.0%, of the $0.6 million decrease in sales in Italy was attributable to decreases across all end markets. The remainder of the decrease was attributable to the weakening of the Euro to USD exchange rate discussed previously.

North America

Net Sales. Net sales in the North America segment were $36.7 million for the Successor 2012 Third Quarter Period compared to $28.9 million for the Successor 2011 Third Quarter and YTD Period and $5.5 million for the Predecessor 2011 Third Quarter Period. The increase in sales of $2.3 million, or 6.7%, was primarily attributable to increased sales at Mexico and Lake Forest of $1.9 and $1.2 million, respectively, partially offset by decreased sales of $0.7 million at Techmire.

Gross Margin. Gross margin as a percentage of net sales was 25.3% for the Successor 2012 Third Quarter Period compared to 19.9% for the Successor 2011 Third Quarter and YTD Period and 27.9% for the Predecessor 2011 Third Quarter Period. The change in gross margin as a percentage of net sales between the Successor 2012 Third Quarter Period and the Successor 2011 Third Quarter and YTD Period was primarily attributable to the step-up in inventory values of $0.4 million due to the purchase price allocation which resulted in an increase in cost of goods sold during the Successor 2011 Third Quarter and YTD Period. There was no corresponding step-up in inventory during the Successor 2012 Third Quarter Period. Additionally, the North America segment benefited from productivity gains related to investments in automation as well as by bringing certain manufacturing processes in-house, which contributed to the increase in gross margin during the Successor 2012 Third Quarter Period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 8.4% for the Successor 2012 Third Quarter Period compared to 7.6% for the Successor 2011 Third Quarter and YTD Period and 13.8% for the Predecessor 2011 Third Quarter Period. SG&A for the Predecessor 2011 Third Quarter Period was impacted by bonus payments to local management and staff of $0.3 million related to the Acquisition.

Segment Operating Income. Segment operating income for the North America segment was $6.2 million for the Successor 2012 Third Quarter Period compared to $3.9 million for the Successor 2011 Third Quarter and YTD Period and $0.2 million for the Predecessor 2011 Third Quarter Period. The $2.1 million, or 51.2%, increase in operating income was primarily attributable to increases in operating income at Elgin, Lake Forest and Mexico of $0.8, $0.4, and $0.6 million, respectively. The increase in Elgin’s operating income was primarily attributable to a decrease in outside processing and tooling costs which were moved in-house in 2012 and from productivity and efficiency gains following investments in process automation. The increased operating income at Lake Forest and Mexico was primarily attributable to changes in sales volumes discussed further below.

Mexico. The increase in sales of $1.9 million was primarily attributable to increased sales to a specific customer in the automotive end market in 2012 related to a new program.

Lake Forest. The increase in total sales of $1.2 million at Lake Forest was primarily attributable to increased sales in the automotive end market of $0.7 million, or 58.3%. The increase in automotive end market sales was led by three customers, who reported increased sales in 2012 of $0.4, $0.3, and $0.2 million, respectively. These increases were attributable to two new programs in 2012, the addition of an additional division for another customer, and the fact that the 2011 sales to another customer were negatively impacted in early 2011 as a result of the Japanese Tsunami which reduced demand.

Techmire. The decrease in sales of $0.7 million was primarily attributable to timing and product mix. Techmire sold two fewer machines in 2012 compared to 2011.

Consolidated Successor Period January 1, 2012 to September 30, 2012 Compared to the Consolidated Successor Period July 20, 2011 to September 30, 2011 and the Combined Predecessor Period January 1, 2011 to July 19, 2011

	Consolidated Successor Company				Combined Predecessor Company
(in millions of dollars)	For the Period January 1, 2012 to September 30, 2012		For the Period July 20, 2011 to September 30, 2011		For the Period January 1, 2011 to July 19, 2011
Net sales
Costs of goods sold	$377.5	100.0%	$95.9	100.0%	$266.9	100.0%
Gross margin	(290.6)	-77.0%	(79.8)	-83.2%	(203.7)	-76.3%

	86.9	23.0%	16.1	16.8%	63.2	23.7%
Operating expenses:
Selling, general and administrative expense	(44.3)	-11.7%	(9.3)	-9.7%	(24.3)	-9.1%
Transaction costs	(0.5)	0.2%	(15.4)	-19.3%	—	0.0%
Restructuring (expense) credit	(0.5)	-0.1%	(0.1)	-0.1%	0.8	0.3%

Total operating expenses	(45.3)	-12.0%	(24.8)	-25.9%	(23.5)	-8.8%
Operating income	41.6	11.0%	(8.7)	-9.1%	39.7	14.9%
Other income (expense)
Interest expense	(37.2)	-9.9%	(15.0)	-15.6%	(1.5)	-0.6%
Other income	0.1	0.0%	—	0.0%	0.1	0.0%

Income before income taxes	4.5	1.2%	(23.7)	-24.7%	38.3	14.3%
Income tax expense	(5.9)	-1.6%	3.2	3.3%	(9.8)	-3.7%

Net (loss) income	$(1.4)	-0.4%	$(20.5)	-21.4%	$28.5	10.7%

Net Sales. Net sales for the Successor 2012 YTD Period were $377.5 million compared to $95.9 million for the Successor 2011 Third Quarter and YTD Period and $266.9 million for the Predecessor 2011 YTD Period, an increase of $14.7 million. Net sales for the Successor 2012 YTD Period, the Successor 2011 Third Quarter and YTD Period and the Predecessor 2011 YTD Period included $22.2 million, or 5.9%, and $3.8 million, or 4.0%, and $11.2 million, or 4.2% in revenue, respectively, related to sales of new tools or replacement tools that were separately priced. The increase in net sales was primarily attributable to increased sales in the Asia Pacific segment of $31.7 million, partially offset by decreased sales in the Europe segment of $17.1 million, which are discussed in more detail below.

Gross Margin. Gross margin as a percentage of net sales for the Successor 2012 YTD Period was 23.0% compared to 16.8% for the Successor 2011 Third Quarter and YTD Period and 23.7% Predecessor 2011 YTD Period. The change in gross margin between the Successor 2012 YTD Period and the Successor 2011 Third Quarter and YTD Period was primarily attributable to the step-up in inventory values of $6.0 million due to the purchase price allocation, which resulted in an increase in cost of goods sold during the Successor 2011 Third Quarter and YTD Period. There was no corresponding step-up in inventory during the Successor 2012 YTD Period and the Predecessor 2011 YTD Period. The step-up in inventory was partially offset by $4.9 million of additional depreciation and amortization related to tangible and intangible assets due to the purchase price allocation and $2.7 million of foreign exchange losses as a result of the weaker Euro to USD exchange rate.

Selling General & Administrative. SG&A expenses as a percentage of net sales were 11.7% for the Successor 2012 YTD Period compared to 9.7% for the Successor 2011 Third Quarter and YTD Period and 9.1% Predecessor 2011 YTD Period. The increase in SG&A as a percentage of net sales following the Acquisition was primarily attributable to the step-up in intangible assets, specifically, customer relationships, resulting in additional amortization expense and additional management fees in the Successor 2012 YTD Period.

Transaction Costs. Transaction costs of $0.5 million during the Successor 2012 YTD Period and $15.4 million during the Successor 2011 Third Quarter and YTD Period were primarily attributable to the timing of the Acquisition which closed on July 19, 2011. Transaction costs related to the Acquisition were largely completed in calendar year 2011.

Interest Expense. We incurred interest expense, net of $37.2 million during the Successor 2012 YTD Period, of which approximately $26.4 million was attributable to the Notes and the Senior Credit Facility, $2.7 million was attributable to the amortization of deferred financing costs, $6.9 million was attributable to the Series A and B mandatorily redeemable preferred stock and $1.2 million was attributable to other interest costs. During the Successor 2011 Third Quarter and YTD Periods we incurred $15.0 million in interest expense, net, of which approximately $7.2 million was attributable to the Notes and the Senior Credit Facility, $0.3 million was attributable to the amortization of deferred financing costs, $1.5 million was attributable to the Series A and B mandatorily redeemable preferred stock, $5.6 million was attributable to the write-off of deferred financing costs related to a bridge loan and $0.4 million was attributable to other interest costs.

Restructuring (Expense) Credit. Restructuring expense was $0.5 million for the Successor 2012 YTD Period compared to $0.1 million for the Successor 2011 Third Quarter and YTD Period and a $0.8 million credit for the Predecessor 2011 YTD Period. Restructuring expense for the Successor 2012 YTD Period related to the France Restructuring and the restructuring credit for the Predecessor 2011 YTD Period related to the Montreal plant closure, both of which are discussed in “Reorganization and Integration Costs ” above.

Income Taxes. The Successor 2012 YTD Period effective tax rate was 131.11% as compared to 13.50% for the Successor 2011 Third Quarter and YTD Period and the 25.59% for the Predecessor 2011 YTD Period. Dynacast’s tax expense for the Successor 2012 YTD Period was unfavorably impacted by an increase in the valuation allowance for a tax jurisdiction with tax losses where the tax benefit could not be recognized, as well as by non-deductible interest expense associated with the Series A and B mandatorily redeemable preferred stock.

Segment Operating Results:

Net sales by segment were as follows for the periods presented:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Period January 1, 2012 to September 30, 2012	For the Period July 20, 2011 to September 30, 2011	For the Period January 1, 2011 to July 19, 2011
Asia Pacific	$144.3	$30.6	$82.0
Europe	129.6	36.4	110.3
North America	103.6	28.9	74.6

Total	$377.5	$95.9	$266.9

Segment operating income by segment was as follows for the periods presented:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Period January 1, 2012 to September 30, 2012	For the Period July 20, 2011 to September 30, 2011	For the Period January 1, 2011 to July 19, 2011
Asia Pacific	$17.8	$3.0	$13.2
Europe	17.7	4.0	22.6
North America	16.4	3.9	8.9

Total	$51.9	$10.9	$44.7

Asia Pacific

Net Sales. Net sales in the Asia Pacific segment were $144.3 million for the Successor 2012 YTD Period compared to $30.6 million for the Successor 2011 Third Quarter and YTD Period and $82.0 million for the Predecessor 2011 YTD Period. The increase in sales of $31.7 million, or 28.2%, was primarily attributable to increased sales across the region as a whole, led by Singapore, Shanghai, DDG and Malaysia, which reported sales increases of $15.2, $13.4, $3.5 and $1.7 million, respectively, as discussed below.

Gross Margin. Gross margin as a percentage of net sales was 21.6% for the Successor 2012 YTD Period compared to 13.7% for the Successor 2011 Third Quarter and YTD Period and 22.7% for the Predecessor 2011 YTD Period. The change in gross margin as a percentage of net sales between the Successor 2012 YTD Period and the Successor 2011 Third Quarter and YTD Period was primarily attributable to the step-up in inventory values of $3.2 million due to the purchase price allocation, which resulted in an increase in cost of goods sold for the Successor 2011 Third Quarter and YTD Period. There was no corresponding step-up in inventory during the Successor 2012 YTD Period and the Predecessor 2011 YTD Period. Gross margin in the Successor 2012 YTD Period was also impacted by additional amortization expense related to the step-up in intangible assets, specifically technology, and additional depreciation expense related to the step-up in depreciable tangible assets, in each case, due to the purchase price allocation, which resulted in additional cost of goods sold of $1.7 million during the period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 9.2% for the Successor 2012 YTD Period compared to 8.1% for the Successor 2011 Third Quarter and YTD Period and 6.3% for the Predecessor 2011 YTD Period. The change in SG&A as a percentage of net sales between the Successor 2012 YTD Period and the Successor 2011 Third Quarter and YTD Period was partially attributable to an increase in amortization expense of $2.9 million related to the step-up in intangible assets, specifically, customer relationships, partially offset by a gain of $1.4 million in transactional foreign exchanges between the Successor 2012 YTD Period and the Successor 2011 Third and YTD Period and the Predecessor 2011 YTD Period.

Segment Operating Income. Segment operating income for the Asia Pacific segment was $17.8 million for the Successor 2012 YTD Period compared to $3.0 million for the Successor 2011 Third Quarter and YTD Period and $13.2 million for the Predecessor 2011 YTD Period. The $1.6 million, or 9.9%, increase in operating income was primarily attributable to the $31.7 million increase in net sales, partially offset by the additional amortization and depreciation expense related to the step up in intangible assets, specifically technology and customer relationships and additional depreciation expense related to the step-up in depreciable tangible assets, in each case, due to the purchase price allocation, which resulted in a decrease in operating income of $4.6 million during the Successor 2012 YTD Period, partially offset by the absence of inventory step-up of $3.2 million that increased cost of goods sold during the Successor 2011 Third Quarter and YTD Period.

Singapore. The $15.2 million increase in total sales in Singapore was primarily attributable to increased sales to two customers in the consumer electronics end market and one customer in the industrial electronics end market related to new programs in 2012.

Shanghai. The $13.4 million increase in total sales in Shanghai was primarily attributable to increased sales to five customers in the consumer electronics, computer and peripherals, automotive electronics and safety end markets, three of which started new programs in 2012. These five customers accounted for approximately 90.9% of the overall increase in sales, with one customer in the telecommunications end market accounting for 46.5% of the increase related to a new program.

Dongguan. The $3.5 million increase in total sales in DDG was primarily attributable to increased sales to six customers, five of which were related to new programs in 2012. Approximately $1.3 million, or 37.1%, of the increase was solely attributable to new programs in the automotive, consumer electronics, hardware, computer and peripherals end markets and another $0.5 million was attributable to volume increases related to one customer in the consumer electronics end market.

Malaysia. The $1.7 million increase in sales was primarily driven by increased volumes in the consumer electronics end market, with one customer reporting increased sales of approximately $2.3 million, partially offset by decreased sales of approximately $0.4 million in the automotive end market due to decreased demand and a $0.2 million decrease due to the loss of a customer in the consumer electronics end market.

Europe

Net Sales. Net sales in the Europe segment were $129.6 million for the Successor 2012 YTD Period compared to $36.4 million for the Successor 2011 Third Quarter and YTD Period and $110.3 million for the Predecessor 2011 YTD Period. The decrease in sales of $17.1 million, or 11.7%, was partially attributable to a weakening of the average Euro to USD foreign exchange rate of 9.9%. The average Euro to USD exchange rate weakened from approximately 0.71 in the nine months ended September 30, 2011 to 0.78 in the nine months ended September 30, 2012, resulting in a decrease in the translated USD value of Euro-denominated sales of approximately $11.8 million in the Successor 2012 YTD Period. Overall, sales decreased in Austria, Spain, Germany, France and Italy by $4.6, $4.5, $4.0, $2.6 and $1.8 million, respectively, a portion of which related to the change in the Euro to USD foreign exchange rate.

Gross Margin. Gross margin as a percentage of net sales was 23.3% for the Successor 2012 YTD Period compared to 17.2% for the Successor 2011 Third Quarter and YTD Period and 26.2% for the Predecessor 2011 YTD Period. The change in gross margin as a percentage of net sales between the Successor 2012 YTD Period and the Successor 2011 Third Quarter and YTD Period was primarily attributable to the step-up in inventory values of $2.4 million due to the purchase price allocation, which resulted in an increase in cost of goods sold for the Successor 2011 Third Quarter and YTD Period. There was no corresponding step-up in inventory during the Successor 2012 YTD Period and the Predecessor 2011 YTD Period. The gross margin as a percentage of net sales during the Successor 2012 YTD Period was also impacted by additional amortization expense related to the step up in intangible assets, specifically technology, and additional depreciation expense related to the step-up in depreciable tangible assets, in each case, due to the purchase price allocation, which resulted in additional cost of goods sold of $1.8 million during the period. Lastly, the overall weakening of the Euro to USD exchange rate reduced the gross margin by approximately $2.7 million during the Successor 2012 YTD Period compared to the Successor 2011 Third Quarter and YTD Period and the Predecessor 2011 YTD Period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 9.6% for the Successor 2012 YTD Period compared to 10.6% for the Successor 2011 Third Quarter and YTD Period and 6.3% for the Predecessor 2011 YTD Period. SG&A as a percentage of net sales for the Successor 2012 YTD Period was impacted by the step-up in intangible assets, specifically, customer relationships, which accounted for an additional $2.8 million in amortization expense during the period. Lastly, the weakening of the Euro to USD exchange rate discussed previously resulted in a decrease in SG&A of $1.1 million during the Successor 2012 YTD period compared to the Successor 2011 Third Quarter and YTD Period and the Predecessor 2011 YTD Period.

Segment Operating Income. Segment operating income for the Europe segment was $17.7 million for the Successor 2012 YTD Period compared to $4.0 million for the Successor 2011 Third Quarter and YTD Period and $22.6 million for the Predecessor 2011 YTD Period. The $8.9 million, or 33.5%, decrease in operating income was primarily attributable to decreased sales across the Europe segment. Also contributing to the decrease was the overall change in the Euro to USD exchange rate, which resulted in a decrease in the translated USD value of Euro-denominated operating income of approximately $1.6 million. Also contributing to the decrease in operating income was additional amortization expense, related to the step up in intangible assets, specifically technology and customer relationships, and additional depreciation expense related to the step-up in depreciable tangible assets, in each case, due to the purchase price allocation, which resulted in a decrease in operating income of $4.6 million during the Successor 2012 YTD Period partially offset by the absence of inventory step-up of $2.4 million that increased cost of goods sold during the Successor 2011 Third Quarter and YTD Period.

Austria. The $4.6 million decrease in sales in Austria was primarily attributable to the weakening in the Euro to USD exchange rate discussed above. Had the exchange rate remained constant, Austria would have reported an increase in sales of approximately $1.0 million primarily attributable to the introduction of aluminum products in Austria in December 2011, which resulted in additional parts sales of approximately $0.9 million and additional aluminum tooling sales of approximately $1.9 million during the Successor 2012 YTD Period, partially offset by a decrease in part sales of $1.7 million attributable to a general slowdown in sales across all end markets related to the on-going debt crisis in Southern Europe.

Spain. Approximately $1.7 million, or 37.8%, of the $4.5 million decrease in sales in Spain was attributable to decreased volumes by three customers in the automotive end market, with approximately $1.2 million of the decrease attributable to decreases in sales across the other end markets. The remainder of the decrease in net sales, or $1.6 million, was attributable to the weakening of the Euro to USD exchange rate discussed previously.

Germany. Approximately $2.8 million or 70.0%, of the $4.0 million decrease in sales in Germany was attributable to the weakening of the Euro to USD exchange rate discussed above. The remainder of the decrease was primarily attributable to volume decreases in consumer electronics and automotive end markets, which reported decreases in sales of $0.9 and $0.3 million, respectively.

France. Approximately $1.8 million, or 69.2%, of the $2.6 million decrease in sales in France was attributable to decreased sales volumes across all end markets. In response to the continued downturn in France’s sales, we instituted the France Restructuring discussed above in “Reorganization and Integration Costs”. The remainder of the decrease in net sales was attributable to the weakening of the Euro to USD exchange rate discussed previously.

Italy. Approximately $0.6 million, or 33.3%, of the $1.8 million decrease in sales in Italy was attributable to decreased volumes among Italy’s top ten customers with approximately $0.4 million of the decrease attributable to decreased sales to Italy’s other customers. The remainder of the decrease in net sales was attributable to the weakening of the Euro to USD exchange rate discussed previously.

North America

Net Sales. Net sales in the North America segment were $103.6 million for the Successor 2012 YTD Period compared to $28.9 million for the Successor 2011 Third Quarter and YTD Period and $74.6 million for the Predecessor 2011 YTD Period. The increase in sales of $0.1 million, or less than one percent, was primarily attributable to increased sales at Lake Forest and Mexico of $5.9 and $3.0 million, respectively, partially offset by decreased sales at Elgin, Peterborough and Techmire of $4.1, $1.8 and $1.7 million, respectively.

Gross Margin. Gross margin as a percentage of net sales was 24.6% for the Successor 2012 YTD Period compared to 19.9% for the Successor 2011 Third Quarter and YTD Period and 22.3% for the Predecessor 2011 YTD Period. The change in gross margin as a percentage of net sales for the Successor 2011 Third Quarter and YTD Period was impacted by the step-up in inventory values of $0.4 million due to the purchase price allocation, which resulted in an increase in cost of goods sold during that period. There was no corresponding step-up in inventory during the Successor 2012 YTD Period and the Predecessor 2011 YTD Period. The gross margin as a percentage of net sales for the Successor 2012 YTD Period was also impacted by additional amortization expense related to the step up in intangible assets, specifically technology, and additional depreciation expense related to the step-up in depreciable tangible assets, in each case, due to the purchase price allocation, which resulted in an increase in cost of goods sold of $1.4 million during the period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 8.9% for the Successor 2012 YTD Period compared to 7.6% for the Successor 2011 Third Quarter and YTD Period and 8.0% for the Predecessor 2011 YTD Period. SG&A as a percentage of net sales for the Successor 2011 Third Quarter and YTD Period was impacted by a $1.0 million increase in amortization expense attributable intangible assets, specifically, customer relationships, due to the purchase price allocation.

Segment Operating Income. Segment operating income for the North America segment was $16.4 million for the Successor 2012 YTD Period compared to $3.9 million for the Successor 2011 Third Quarter and YTD Period and $8.9 million for the Predecessor 2011 YTD Period. The $3.6 million, or 28.1%, increase in operating income was primarily attributable to increases in operating income at Elgin, Lake Forest and Mexico of $1.7, $0.8, and $0.7 million respectively, partially offset by a decrease in operating income at Peterborough of $1.0 million. The increase in Elgin’s operating income was primarily attributable to a decrease in outside processing and tooling costs which were moved in-house in 2012 and productivity and efficiency gains following investments in process automation. The increase operating income at Lake Forest and Mexico and the decrease in operating income at Peterborough were attributable to changes in sales volumes discussed further below.

Lake Forest. The increase in sales of $5.9 million was primarily attributable to increased aluminum sales led by the automotive end market, which accounted for approximately $4.4 million, or 74.5%, of the increase. The increase in automotive end market sales was led by three customers, which reported increased sales of $1.4, $1.2, and $1.0 million, respectively. These increases were attributable to two new programs in 2012, which accounted for approximately $1.0 million in additional sales, the addition of a new division for another customer, and the fact that the 2011 sales to another customer were negatively impacted in early 2011 as a result of the Japanese Tsunami which reduced demand.

Mexico. The increase in sales of $3.0 million was primarily attributable to increased sales to one customer in the automotive end market in 2012 of approximately $2.4 million related to a new program. Also contributing to the increase, but to a lesser extent, was another automotive end market customer which reported an increase in sales of approximately $0.6 million in 2012 related to a ramp-up of program launched late in 2011.

Elgin. The decrease in sales of $4.1 million was primarily attributable to decreased sales to one customer in the healthcare end market of $1.5 million and loss of the two customers who moved their production in-house in 2012 and who accounted for approximately $1.1 and $0.5 million in sales in 2011, respectively.

Peterborough. The decrease in sales of $1.8 million was primarily attributable to decreased machine sales in 2012. Specifically, Peterborough sold seven machines in 2012 compared to 17 machines in 2011. The decline in machine sales was primarily attributable to the on-going debt crisis in Southern Europe, which region accounts for a majority of Peterborough’s sales.

Techmire. The decrease in sales of $1.7 million was primarily attributable to timing and product mix. Techmire sold five fewer machines in 2012 compared to 2011.

Liquidity and Capital Resources

Cash and cash equivalents changed as follows for the periods presented:

	Consolidated Successor Company		Combined Successor Company
	For the Period January 1, 2012	For the Period July 20, 2011	For the Period January 1, 2011
(in millions of dollars)	to September 30, 2012	to September 30, 2011	to July 19, 2011
Net cash flows provided by operating activities	$17.6	$7.3	$30.9
Net cash flows (used in) provided by investing activities	(14.1)	(588.2)	19.6
Net cash flows (used in) provided by financing activities	(3.0)	600.9	(62.8)
Currency effect on cash and cash equivalents	0.8	(0.4)	1.2

Increase in cash and cash equivalents	$1.3	$19.6	$(11.1)

Cash Flows from Operating Activities

Prior to the Acquisition, our requirements for working capital and capital for general corporate purposes were satisfied as part of the company-wide cash management practices of Melrose. Following the Acquisition, Melrose no longer provides us with funds to finance our working capital or other cash requirements. Accordingly, we depend on our ability to generate cash flow from operations and to borrow funds, including borrowings under our Senior Credit Facility, for our cash needs.

Net cash flow provided by operating activities was $17.6 million for the Successor 2012 YTD Period compared to $7.3 million for the Successor 2011 Third Quarter and YTD Period and $30.9 million for the Predecessor 2011 YTD Period. The decrease in cash provided by operating activities of $20.6 million was primarily attributable to additional interest costs related to the Acquisition. See “New Capital Structure” for more information.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory less days of purchases outstanding in accounts payable. The following table depicts our cash conversion cycle for the periods presented:

(in number of days)	September 30, 2012	December 31, 2011	September 30, 2011
Accounts receivable (1)	57	53	55
Inventory (2)	43	42	37
Accounts payable (3)	(75)	(69)	(62)

Cash conversion cycle	25	26	30

(1)	Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $78.4, $66.9 and $71.0 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
(2)	Days of supply in inventory (“DOS”) measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $43.8, $39.0 and $34.1 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
(3)	Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $61.1, $52.7 and $51.8 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The increase in DPO is primarily attributable to the timing of supplier purchases and payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $14.1 million for the Successor 2012 YTD Period compared to $588.2 million for the Successor 2011 Third Quarter and YTD Period whereas cash provided by investing activities was $19.6 million for the Predecessor 2011 YTD Period. The change in investing activities cash flows was primarily attributable to the Acquisition and the related repayment of notes previously issued to affiliates.

Capital expenditures have historically been incurred to expand and update the production capacity of our manufacturing facilities. Our capital expenditures were $15.7, $2.7 and $7.1 million for the Successor 2012 YTD Period, the Successor 2011 Third Quarter and YTD Period and the Predecessor 2011 YTD Period, respectively. For the remainder of the 2012 fiscal year, we have budgeted approximately $8.0 million in capital expenditures. For fiscal year 2013 we have budgeted approximately $27.0 million in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.0 million for the Successor 2012 YTD Period, whereas cash provided by financing activities was $600.9 million for the Successor 2011 Third Quarter and YTD Period, and cash used in financing activities was $62.8 million for the Predecessor 2011 YTD Period. The change in financing activities was primarily attributable to net proceeds from the issuance of common and preferred stock, the issuance of the Notes and draws on the Senior Credit Facility during the Successor 2011 Third Quarter and YTD Period.

Financial Position

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring our overall capitalization. Cash and cash equivalents at September 30, 2012 were $22.4 million compared to $21.1 million at December 31, 2011. We had approximately $46.1 million of borrowing capacity under our Senior Credit Facility as of September 30, 2012. Working capital at September 30, 2012 was $22.2 million compared to $9.8 million at December 31, 2011. The increase in working capital of $12.4 million was primarily attributable to an increase in accounts receivable of $11.5 million and a decrease in interest payable of $7.7 million, partially offset by in an increase in accounts payable of $8.4 million.

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

Borrowing Arrangements

In connection with the Acquisition, we entered into the Senior Credit Facility, which provides for a $50.0 million term loan and a $50.0 million revolving credit facility, including the issuance of up to $10.0 million of standby letters of credit. The Senior Credit Facility expires on July 19, 2016. At no time can our exposure under our revolving credit facility, which is defined as the aggregate principal amount of all outstanding loans under our revolving credit facility plus the aggregate amount of our letter of credit exposure (the aggregate undrawn amount of all outstanding letters of credit plus all letter of credit reimbursement obligations), exceed the total commitment of $50.0 million. As of September 30, 2012 there was $43.8 million in term loans outstanding and $2.0 million outstanding under the revolving credit facility. In addition, there were $1.9 million in issued letters of credit. At September 30, 2012 we had $8.1 million available under the letter of credit commitment.

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

Under the Senior Credit Facilities, from October 1, 2011 to September 30, 2012, the total leverage ratio of our consolidated indebtedness to Consolidated EBITDA for the four most recently completed fiscal quarters may not exceed 6.25 to 1.0. We must also satisfy a minimum interest coverage ratio. Specifically, at any time prior to September 30, 2013, the ratio of Consolidated EBITDA to cash interest expense, in each case, for the four most recently completed fiscal quarters, may not be less than 1.75 to 1.0. As of September 30, 2012, we were in compliance with these financial covenants. Specifically, as of September 30, 2012, our total leverage ratio was 4.46 to 1.0 and our minimum interest coverage ratio was 2.48 to 1.0.

There are no financial covenants associated with the Notes.

We have varying needs for short-term working capital financing as a result of timing of interest payments on the Notes. Accordingly, since the Acquisition, working capital fluctuations have been financed under the revolving credit facility. Total debt, including Series A and B mandatorily redeemable preferred stock, was $448.8 million (the current portion of which is $5.6 million) as of September 30, 2012 and $424.0 million including Series B mandatorily redeemable preferred stock (the current portion of which was $5.0 million) as of December 31, 2011. See Notes 8 and 13 to the unaudited condensed consolidated and combined financial statements.

Preferred Stock

We have 26,500 shares of Series A convertible preferred stock and 26,500 shares of Series B mandatorily redeemable preferred stock outstanding. The shares of preferred stock accrue cumulative dividends of 14% of their liquidation preference per year. Unless earlier redeemed, the shares of preferred stock must be redeemed by us on July 19, 2021 for a redemption price of $1,000 per share, plus accrued and unpaid dividends. At December 31, 2011, the Series A convertible preferred stock was classified as temporary shareholders’ equity as the shares were convertible into common stock until January 15, 2012. The Series A convertible redeemable preferred stock was not converted by January 15, 2012; accordingly, it was reclassified as a liability on January 16, 2012. Upon expiration of the conversion feature, the Series A convertible redeemable preferred stock was reclassified to a liability, initially measured at a fair value of approximately $25.6 million with a corresponding reduction in paid in capital of $0.9 million, which was subsequently accreted into income as a charge to interest expense during the Successor Company quarter ended March 31, 2012. The Series B redeemable preferred stock is also classified as a liability. See Note 13 to the unaudited condensed consolidated and combined financial statements.

Pension and Other Obligations

We have adopted and sponsor pension plans in the U.S. and in various other countries. Our ongoing funding requirements for such pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest. We determine our plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected or interest rates decline further, we may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. During the Successor 2012 YTD Period we funded our U.S. pension plans by approximately $0.5 million.

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

Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies during the Successor 2012 YTD Period.

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

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the Successor 2012 YTD Period.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Excluding our domestic US operations, approximately 30% of our international sales are transacted in USD, while the majority of expense and capital purchasing activities are transacted in local currencies. As such, we are exposed to fluctuations in foreign currencies and had foreign currency hedges in place at June 30, 2010 to reduce such exposure. Subsequent to the Acquisition, we implemented a new hedging and cash flow program under which we attempt to minimize short-term business exposure to foreign currency exchange rate risks. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value, we have instituted foreign currency net investment and cash flow hedge programs. We enter into foreign currency forward exchange rate contracts that expire with varying frequencies. These contracts are designated as net investment hedges or cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contract’s gains or losses included in other comprehensive income (loss) and subsequently recognized in income in the same period the hedged transactions are recognized. As of September 30, 2012 and December 31, 2011, we had an aggregate outstanding notional amount of approximately $78.8 and $31.2 million in foreign exchange contracts, respectively.

The total foreign currency exchange transaction gain included in net income in the Successor 2012 Third Quarter Period amounted to a $0.1 million loss attributable to cash flow hedges (See Note 5 for further information). There was no foreign currency exchange transaction gain or loss recorded in the Successor 2011 Third Quarter and YTD Period, nor was there any foreign currency exchange transaction gain or loss recorded in the Predecessor 2011 Third Quarter Period. There was a foreign currency exchange transaction gain of $0.3 million gain included in net income in the Predecessor 2011 YTD Period.

Interest Rate Risk

We are subject to interest rate market risk in connection with our Senior Credit Facility. Our Senior Credit Facility provides for variable rate borrowings of up to $100.0 million, including availability of $50.0 million under the revolving credit facility. A change in the variable interest rate of 1.0% would cause our annual interest expense to fluctuate by approximately $0.3 and $0.3 million based on outstanding borrowings at September 30, 2012 and December 31, 2011, respectively.

Commodity Price Risk

We purchase certain raw materials that are subject to price volatility caused by fluctuations in supply and demand as well as other factors. To help mitigate the impact of higher commodity prices, we have multiple-source and geographically diverse procurement policies and have negotiated fixed price supply contracts with many of our commodity suppliers. In addition, we have agreements in place with the vast majority of our customers that provide for the pass-through of changes in the price of our primary raw materials, zinc, aluminum and magnesium. In the vast majority of cases, metal prices are set each month proactively based upon the previous month’s metal index. Although this can create a lag-effect in a rising or falling market, changes in the price of zinc, aluminum or magnesium do not significantly impact our operations. Due to the rapid manufacturing process, we generally hold a low level of raw material inventory.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of Dynacast’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Disclosure controls and procedures are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by Dynacast in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our independent registered public accounting firm identified the following deficiencies in our internal control over financial reporting, each of which constitutes a material weakness: (i) the lack of adequate reviews of accrued liabilities, including but not limited to, deferred revenues, (ii) the design and operation of closing and reporting processes, and (iii) an insufficient complement of personnel commensurate with our financial reporting requirements. Certain of the issues underlying these weaknesses relate to the application of complex purchase accounting guidance following the Acquisition and the preparation of consolidating financial information regarding our guarantor and non-guarantor footnote as required in the financial statements.

(b) Planned Remediation Efforts

Our management has discussed its conclusions regarding these material weaknesses with our Audit Committee and with our independent registered public accounting firm. To remediate the identified material weaknesses and to continue strengthening our internal control over financial reporting, we have taken a number of steps, including the hiring on July 30, 2012 of a Director of Accounting who, among other things, assumed a supervisory role in the oversight of accrued liabilities, deferred revenues, closing and reporting, significant transactions, judgments and estimates, and the improvement of our processes, procedures and controls related thereto. The Director of Accounting is currently playing an integral role in providing ongoing training for our finance and accounting staff and is collaborating with our senior management, including our Chief Financial Officer and our Corporate Controller, to improve the design and operation of our closing and reporting processes. As part of our process to improve the staffing of our finance and accounting functions, we recently added a senior accountant to our corporate accounting team who will play an important role in improving our closing and reporting processes.

In light of the material weaknesses identified, in preparing our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012, we performed additional procedures, including roll-forwards, reconciliations and analyses, designed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 were fairly presented in all material respects in accordance with generally accepted accounting principles.

We anticipate that our remedial actions and resulting process improvements will strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, because certain of the remedial actions have only been recently undertaken and others will occur over the next several months, we will not be able to determine whether the material weaknesses identified have been remediated until, at the earliest, the completion of the fiscal year ended December 31, 2012. The material weaknesses will not be considered completely remediated until the applicable remedial procedures operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. Accordingly, we cannot make any assurances that we will successfully remediate these material weaknesses within the anticipated timeframe.

(c) Changes in Internal Control Over Financial Reporting

Except as it relates to the material weaknesses in internal control over financial reporting discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information required under this Item is contained above in Note 15 to Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part II, Item 1A. Risk Factors in Dynacast’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed on August 14, 2012)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed on August 14, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Condensed Statements of Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iv) Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011; (v) Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dynacast International Inc.

Date: November 13, 2012	/s/ Simon J. Newman
Simon J. Newman
President and Chief Executive Officer

Date: November 13, 2012	/s/ Adrian D. Murphy
Adrian D. Murphy
Secretary, Treasurer and Chief Financial Officer