Form 10-K
period 2012-12-31
Dynacast International Inc.
filed 2013-03-15
CIK 1540563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-179497

DYNACAST INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0728033
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14045 Ballantyne Corporate Place, Suite 300, Charlotte, North Carolina 38377

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (704) 927-2790

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock, par value $0.001 per share (“Common Stock”). As of the close of business on March 14, 2013, there were 171,500 shares of Common Stock outstanding.

i

EXPLANATORY NOTE

Dynacast International Inc. qualifies as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act (the “JOBS Act”), enacted on April 5, 2012. For as long as Dynacast International Inc. remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies that are not “emerging growth companies,” including reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K (“Form 10-K”). Therefore, this Form 10-K does not include certain information regarding executive compensation that may be found in the annual reports of other reporting companies.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K filed by Dynacast International Inc. with the Securities and Exchange Commission (“SEC”) contains statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor provisions created by statute. Such statements include, in particular, statements about our plans, intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, earnings outlook, prospects, growth, strategies and the industry in which we operate in this Form 10-K under “Business” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. These forward-looking statements can generally be identified by the use of forward-looking terminology, such as “contemplate,” “believe,” “estimate,” “anticipate,” “continue,” “expect,” “intend,” “predict,” “project,” “potential,” “possible,” “may,” “plan,” “should,” “would,” “goal,” “target” or other similar expressions or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Our ability to predict the results or actual effects of our plans and strategies are subject to inherent uncertainty. Factors that may cause actual results or earnings to differ materially from such forward-looking statements include, among others, the following:

•	competitive risks from other zinc or aluminum die cast producers or self-manufacture by customers;

•	relationships with, and financial or operating conditions of, our key customers, suppliers and other stakeholders;

•	loss of, or an inability to attract, key management;

•	fluctuations in the supply of, and prices for and raw materials in the areas in which we maintain production facilities;

•	union disputes, labor unrest or other employee relations issues;

•	availability of production capacity;

•	environmental, health and safety costs;

•	impact of future mergers, acquisitions, joint ventures or teaming agreements;

•	our substantial level of indebtedness and ability to generate cash;

•	changes in the availability and cost of capital;

•	restrictions in our debt agreements;

•	fluctuations in the relative value of the U.S. dollar and the currencies of the countries and regions in which we operate and the effectiveness of our currency hedging activities;

•	ability to repatriate cash held by our foreign subsidiaries;

•	changes in political, economic, regulatory and business conditions, including changes in taxes, tax rates, duties or tariffs;

•	acts of war or terrorist activities;

•	existence or exacerbation of general political instability and uncertainty in the U.S. or in other countries or regions in which we operate;

•	cyclical demand and pricing within the principal markets for our products;

•	our ability to continue to operate as a stand-alone entity; and

•	other risks and factors identified in this Form 10-K, including under the heading “Risk Factors.”

These factors should not be construed as exhaustive and should be read with the factors described in this report under Part I, Item 1A “Risk Factors” in this Form 10-K and those described in our other filings with the SEC.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements that we make in this Form 10-K speak only as of the date of those statements. All subsequent written and oral forward-looking statements concerning the matters addressed in this Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Form 10-K. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

Item 1.	Business.

Dynacast International Inc. (formerly KDI Holdings, Inc.) was formed by affiliates of Kenner & Company, Inc. (“Kenner”) and their co-investors as a Delaware corporation in 2011. On July 19, 2011, Dynacast acquired from Melrose plc and certain of its subsidiaries (“Melrose”) the outstanding equity of the entities (the “Dynacast Group”) that prior thereto had conducted the business of Dynacast and its subsidiaries described in this Form 10-K (the “Dynacast business”). In this Form 10-K, we refer to the Dynacast Group prior to the acquisition of the Dynacast business (the “Acquisition”) as the “Predecessor Company” and we refer to Dynacast and its consolidated subsidiaries following the Acquisition as the “Successor Company.” As used in this Form 10-K, the terms the “Company,” “Dynacast,” “we,” “us,” and “our” generally refer, with respect to the period after July 19, 2011, to Dynacast International Inc. and its wholly-owned subsidiaries and, with respect to the periods prior to and including July 19, 2011, to the Dynacast Group.

The Acquisition, along with the payment of related fees and expenses, was financed with the following (such financing, together with the Acquisition, the “Transactions”): the Senior Secured First Lien Credit Facilities (the “Senior Secured Credit Facilities”) consisting of a $50.0 million term loan (the “term loan”), $50.0 million revolving credit facility (the “revolving credit facility”), $350.0 million of our 9.25% Senior Secured Second Lien Notes (the “Notes”), $53.0 million of redeemable preferred stock and related warrants and $170.0 million of common stock and related warrants.

Company Overview

We are a global manufacturer of small engineered precision die cast components. We serve customers in automotive safety and electronics, consumer electronics, healthcare, hardware, computer and peripherals and many other industries. Our customers range from large multinational companies to small family-owned businesses. We manage our business primarily on a geographical basis through three reportable segments—Asia Pacific, Europe and North America—each of which is comprised of the facilities located within the applicable geographic region.

Our extensive engineering expertise and use of specialized manufacturing technologies enable us to design and manufacture customized, small, high precision components with complex geometries in a cost-effective manner. Through our proprietary multi-slide die casting manufacturing technology, we have developed extensive know-how in the die casting of small components. We also have expertise in small component conventional die casting methods, which employ similar manufacturing techniques as our multi-slide manufacturing process and achieve comparable high tolerances, complexity and quality in our finished components. The small components we manufacture generally fit in the palm of a hand. We use zinc, aluminum and magnesium alloys, which have many preferred physical and mechanical characteristics for customer applications. Most products we manufacture are customized orders. During 2013, at certain of our facilities, we plan to begin offering metal injection molding (“MIM”). Through the addition of MIM, we believe that we will be able to expand our ability to die-cast components using a wider variety of metals. The MIM process is suitable for die casting using stainless steel, titanium and copper.

We believe the threat of large tonnage competitors is low due to their lack of technological expertise and manufacturing capabilities for small components. We benefit from well-established and long-term relationships with our diversified customer base. On average, the length of our relationship with each of our top 10 customers is greater than 15 years. We believe that we are the sole source supplier to our customers for the majority of key products that we manufacture.

We believe we are the only company in the small component die casting market that can provide a full range of engineered solutions on a global basis. We believe we are well positioned to secure additional business from our current customers through our 22 facilities in 16 countries across North America, Europe and Asia.

History and Development

The operating history of the Dynacast business dates back to the original company’s founding in the United States in 1926. The original company engaged in the manufacture of small die cast components in the U.S. and Canada. In the 1960s, the original company’s business was acquired by a U.K. textile company with operations in the U.S. Subsequently, operations expanded to Europe and Asia. In 1999, the original company’s business was acquired by a U.K. private equity firm which, in turn, sold the business to Melrose plc in 2005. Melrose plc owned the Dynacast business until it was sold in the Acquisition. Over the years, the global footprint of the Dynacast business has expanded through acquisitions and the establishment of new facilities in the United States.

Market Overview

Die casting is a metallurgical fabrication process used to mass produce precision engineered parts in many different applications and across multiple industries. According to the North American Die Casting Association and our management, die casting of small-sized precision parts has several advantages compared to other metallurgical processes:

•

Cost savings. Die casting is a cost-effective process for manufacturing metal components. The high volume nature of die casting offers production scale efficiencies. Furthermore, multi-slide die casting production can further reduce costs by combining several components into a single die cast component, allowing for the manufacture of complex parts in a single process.

•

High speed production. Die casting generates complex shapes within closer tolerances than many other mass production processes. Little or no machining is required and millions of identical castings can be produced before additional tooling is required.

•	Dimensional accuracy and stability. Die casting produces heat resistant parts that are durable and dimensionally stable, while maintaining close tolerances.

•

Strength-to-weight ratio. Die cast parts are stronger than those produced by many alternative processes such as plastic injection molding. In addition, because die castings do not consist of separate parts welded or fastened together, the strength is that of the alloy rather than the joining process.

•	Multiple finishing techniques. Die cast parts can be produced with smooth or textured surfaces and are easily plated or finished with minimum surface preparation.

•	Simplified assembly. Die castings provide integral fastening elements, such as bosses and studs. Holes can be cored and made to tap drill sizes, or external threads can be cast.

The market can be segmented by the metal alloy that serves as the base of the casted part. Die casting employs only non-ferrous metals. Commonly used non-ferrous metals for die casting include zinc, aluminum, and magnesium. As discussed above, the MIM process is suitable for die casting stainless steel, titanium and copper.

•

Zinc. Given its strength and hardness, high thermal conductivity, low cost, superb dimensional accuracy and stability, zinc is a preferred metal for small, high precision components and a good alternative to machined, pressed, stamped and fabricated components.

•

Aluminum. Aluminum is the most widely used non-ferrous metal alloy in die casting. Given its high strength-to-weight ratio, aluminum is a commonly used alternative to steel. TechNavio’s analysts forecast the global aluminum die casting market to grow at a compound annual growth rate of 11.89% over the period 2012-2016. One of the key factors contributing to this market growth is the increasing need for superior-quality products. The global aluminum die casting market has also been witnessing the increase in outsourcing of manufacturing activities to the Asia Pacific region.

•

Magnesium. Small magnesium components are typically used in non-automotive applications, most commonly in electronic devices, given its high strength-to-weight ratio (higher than aluminum) and its properties of electromagnetic impulse shielding and thermal conductivity.

Segments

We have three reportable geographic segments: Europe, Asia Pacific and North America. Each of the segments is a supplier of die cast parts and components. Each segment also earns revenue from the sale of tools developed for specific die cast parts, including multi-slide zinc, conventional zinc and conventional aluminum die casting.

Europe

Our Europe segment operates eight manufacturing facilities in the United Kingdom, Germany, France, Spain, Italy, Austria and Slovenia. For the year ended December 31, 2012, the Europe reportable segment’s net sales and operating income were $170.6 million and $21.9 million, respectively. For the period July 20, 2011 through December 31, 2011 (the “Successor 2011 Period”), the Europe reportable segment had net sales of $78.3 million and operating income of $13.4 million. For the period January 1, 2011 through July 19, 2011 (the “Predecessor 2011 Period”), the Europe reportable segment had net sales of $110.8 million and operating income of $22.6 million. For the year ended December 31, 2010, the Europe reportable segment had net sales of $172.9 million and operating income of $34.3 million. Total assets for the Europe reportable segment were $414.1 million and $347.3 million as of December 31, 2012 and 2011, respectively.

Asia Pacific

Our Asia Pacific segment operates eight manufacturing facilities in India, China, South Korea, Singapore, Malaysia and Indonesia. For the year ended December 31, 2012, the Asia Pacific reportable segment’s net sales and operating income were $206.3 million and $28.9 million, respectively. For the Successor 2011 Period, the Asia Pacific reportable segment had net sales of $75.2 million and operating income of $8.5 million. For the Predecessor 2011 Period, the Asia Pacific reportable segment had net sales of $80.2 million and operating income of $13.2 million. For the year ended December 31, 2010, the Asia Pacific reportable segment had net sales of $120.8 million and operating income of $19.8 million. Total assets for the Asia Pacific reportable segment were $291.8 million and $267.5 million as of December 31, 2012 and 2011, respectively.

North America

Our North America segment operates six manufacturing facilities in the United States, Canada and Mexico. For the year ended December 31, 2012, the North America reportable segment’s net sales and operating income were $142.5 million and $23.1 million, respectively. For the Successor 2011 Period, the North America reportable segment had net sales of $58.3 million and operating income of $9.6 million. For the Predecessor 2011 Period, the North American reportable segment had net sales of $75.9 million and operating income of $8.9 million. For the year ended December 31, 2010, the North America reportable segment had net sales of $134.7 million and operating income of $17.0 million. Total assets for North America were $193.0 million and $170.3 million as of December 31, 2012 and 2011, respectively.

Our facilities position us to meet the growing demands of large multinational corporate customers. We are focused on aligning our manufacturing sites and production capacity with our customer base to help increase revenue and improve response time to customer demand. As a result, we closed our facilities in Spartanburg, South Carolina in 2007 and, most recently, Montreal, Canada in 2010. Simultaneously, we focused on further expanding our footprint in Asia with the opening of a facility in Dongguan, China in July 2009 and in Batam, Indonesia in October 2010, as well as expanding our presence in other locations such as Cuautitlan Izcalli, Mexico (2013); Dongguan, China (2013); Elgin, Illinois (2013); Lake Forest, California (2012); Melaka, Malaysia (2011); Shanghai, China (2012); Batam, Indonesia (2013); and Weiner Nuestadt, Austria (2012). See “Properties” under Item 2 of Part I of this Form 10-K.

We derive a large portion of our revenue from each of the regions in which we operate. This global footprint allows us to transfer capacity within and between regions as needed. Most of our facilities provide both multi-slide and conventional die casting as well as a wide range of value added services (e.g., polishing, coating) and secondary operations (e.g., computer numerical controlled (“CNC”) machining, tapping, tumbling).

Presence in Asia

We have had a presence in Asia since 1979 when we opened our first facility in Singapore. Since then we have invested significantly in Asia and developed high quality manufacturing facilities which enable us to produce components with the same precision and tolerance requirements as in our European and North American manufacturing facilities. Through our existing facilities in Singapore, China, South Korea, India, Malaysia and Indonesia, we believe that Dynacast has developed the largest network of precision die casting facilities in the Asia region.

Growth in Asia, particularly in China, has been in direct response to customer demands, particularly from established multinational corporations (“MNCs”) in the region. We see opportunity to replicate the success of our Shanghai facility in more regions in China.

International Business Development Group

The International Business Development Group (the “IBD Group”) was established in early 2010 and includes three dedicated global sales managers based in North America, each having a sales target with global multinational accounts. Each IBD Group manager is charged with building a portfolio of business that generates at least $15.0 million per year in revenue. Revenue from target accounts frequently exceeds $500,000 annually.

The IBD Group is responsible for:

•	Organizing global account teams who provide direct service and continuity to MNCs;

•	Capturing MNC accounts seeking to discuss concepts and commercial terms in one region while manufacturing in our lower-cost facilities around the world; and

•	Coordinating with local plant General Managers to maintain current information on local trends.

We also use our global network of facilities to win business from locally-based customers. If one of our facilities is operating near capacity and cannot provide a customer with a competitive price, quotes can be internally re-bid to our facilities with spare capacity. This allows us to offer the most competitive price to our customers and avoid losing business to competitors.

The IBD Group has already made significant progress capturing global accounts, highlighting the importance and the growth potential of IBD Group’s work.

We actively target MNCs and currently have more than 100 accounts at December 31, 2012. Management expects continued strong performance from the IBD Group as the managers further develop their customer relationships and grow their coverage network.

Focus on Small-Sized Die Cast Components

We built and developed our proprietary technology and tooling capabilities with a focus on small die cast components. This accumulated knowledge has resulted in an established and leading position for us in our market with better quality machines, higher product quality, and extensive design and engineering skills. We have the ability to produce more complex parts with our proprietary multi-slide die casting than our competitors at a lower cost.

Proprietary Multi-Slide Technology

Our proprietary multi-slide technology was introduced in 1936 and we continually improve this technology. Our multi-slide machines are currently developed and manufactured in our German facility. In order to protect our technology, a strategic decision was made in 1968 to discontinue selling our machines externally, thus keeping technological innovations out of the public domain. In 2007 we acquired the Techmire technology from which we sell a small number of machines annually to only original equipment manufacturers and existing Techmire customers.

While our proprietary multi-slide technology is unpatented, we believe it would be challenging for anyone to replicate it, as the technology has been built on decades of experience. We do have certain patents on our Techmire technology.

We have developed multi-slide die casting machines that allow us to:

•	manufacture more complex components than would otherwise be possible through conventional die casting or alternative manufacturing methods;

•	combine components, thereby reducing secondary machining and eliminating assembly operations;

•	reduce secondary machining and scrap that does not have excess metal, which reduces costly secondary machining; and

•	replicate tight tolerances to standards at high volumes without costly additional operations due to high quality tooling, precision construction and relatively low wear-and-tear.

We have established a seamless manufacturing approach by integrating our proprietary multi-slide technology and our in-house tooling capabilities. This integrated approach allows us to produce components at a higher quality standard and create a natural barrier against technology transfer and customer exit. In-house machine development lowers our total capital expenditure spending as we incur only costs of machine components and assembly form.

Conventional Die Casting

In addition to our proprietary multi-slide die casting process, we also have expertise in conventional die casting methods. We use our advanced computer-aided engineering capabilities and expertise related to multi-slide die casting to differentiate ourselves from competitors in the conventional die casting market. Since we operate smaller tonnage machines, we avoid greater levels of competition and pricing pressure associated with conventional die casting in the large component sector.

Die Casting Capabilities in Zinc, Aluminum and Magnesium

We manufacture more than one billion small-sized die cast components per year. We have the capability to die cast components in zinc, aluminum and magnesium. We derived approximately 40.0% of our 2012 revenue from zinc components utilizing multi-slide technology and 26.0% utilizing conventional zinc die casting. Aluminum castings accounted for approximately 19.0% of our revenues in 2012. In 2012, in response to customer demand we began aluminum die casting at our manufacturing facility in Austria to capture the European market, which we believe will provide significant growth opportunities. Magnesium castings accounted for approximately 0.4% of our revenues in 2012. We believe the primary opportunity for growth in magnesium is in precision die casting of consumer electronics parts, primarily in Asia. In addition to die casting we also provide value added services such as surface coatings, machinery and sub-assembly.

Metal Injection Molding

In 2013 we plan to introduce MIM into our product line at our manufacturing facilities in Elgin, Illinois and Singapore/Indonesia. Our Indonesia facility will provide ancillary services to Singapore’s MIM operation. MIM is a metallurgic fabrication process that allows complex parts to be produced in stainless steel, titanium and other specialized alloys for applications where enhanced fatigue and corrosion resistance is required. MIM is complementary to our proprietary multi-slide and conventional die casting processes in zinc, aluminum and magnesium and is similarly cost-effective for small, intricate, high volume products.

Customer Base

Our top 10 customers accounted for approximately 38.0% of 2012 revenue. Our largest customer accounted for approximately $44.0 million, or 9.0%, of revenue for the year ended December 31, 2012. Sales to the automotive safety and electronics, consumer electronics and healthcare end markets represented 39.0%, 13.0% and 8.0%, respectively, of our 2012 revenues. Sales to the hardware, computer and peripherals, telecommunications and tooling end markets accounted for 40.0% of our 2012 revenues.

Flexible and Cost Efficient Business Model

Our business model provides us with operational flexibility, sharing best practices and quality performance between our facilities. In addition to a quick time to market response, the seamless integration of our multi-slide machines and associated tooling allows for minimal set-up time for tooling changes (between 30 and 45 minutes). Through reduced set-up times, we respond promptly and efficiently to increases in demand, which in turn allows us to benefit from increases in customer activity. In addition, through just-in-time manufacturing processes, we maintain a low level of inventory (with an average inventory turnover over the last three fiscal years of approximately 41 days).

Well-Invested Business with Low Capital Requirements

We align our production capacity with the needs of our customer base. Over the five years ended December 31, 2012, we invested a significant portion of the approximately $69.0 million in total capital expenditures on new facilities and machinery in order to be strategically situated to capture higher sales volumes. Notably, we require little infrastructure spending, with a majority of our expansion capital expenditures focused on adding new production equipment. For fiscal year 2013, we have budgeted approximately $36.0 million in capital expenditures, of which $9.0 million is attributable to MIM.

Organizational Structure; Workforce

Our organizational structure is built around local facilities led by General Managers who are highly motivated and focused on delivering a set business plan. The average tenure of our General Managers is approximately 15 years.

We operate under a highly decentralized organizational structure with each of the General Managers in our North America reportable segment reporting directly to our Chief Executive Officer, while the General Managers in our Asia Pacific and Europe reportable segments report directly to the respective Executive Vice-President for each region. Senior management provides critical centralized sales and marketing coordinating functions, analyzes key performance indicators and reviews and implements best practices and financial controls.

We have been able to promote the General Managers of our facilities internally. For example, most facilities in the Asia Pacific region are led by managers previously at Dynacast Singapore. These managers transferred manufacturing standards developed in the Singapore facility to new Asian plants, establishing similar organizational structures and operations.

Employees

As of December 31, 2012, we had approximately 4,683 employees worldwide, some of whom are covered by collective bargaining agreements or are located in countries which have collective arrangements decreed by statute.

In-House Tooling Expertise

We believe we are one of the few die cast component manufacturers that has full in-house tooling design and build capabilities. We have the ability to build tooling in all of our facilities and maintain a dedicated tooling facility in Germantown, Wisconsin that can supply tooling to our plants globally.

Suppliers

We have excellent working relationships with our suppliers of metal alloys and providers of finishing services. Each year, we purchase over 44 tons of metal alloys from locally-based suppliers in the proximity of each of our manufacturing facilities, reducing transportation costs. Given the volume of purchasing, we enjoy benefits of scale securing certain volume purchase discounts from our vendors, and have significantly more leverage than our smaller competitors.

Each of our manufacturing facilities has a network of local partners that work very closely with us to deliver additional value-added services for manufactured components. Through these local partnerships, we can provide a greater breadth of service to our customers.

Competition

Competition is generally fragmented. We compete principally with companies providing similar services on a regional and local level and to some extent with those customers with in-house manufacturing capabilities. We face different competitors in each country or region where they may have a greater operational presence. Competitive factors include price, service, geographic coverage and overall performance (e.g. timeliness, accuracy and flexibility). We believe that our principal competitive advantages include an approach reflecting long-term business partnership and reliability, innovative specialized solutions, ability to provide a full range of solutions on a global basis, product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price.

Backlog

A significant proportion of our customers are not contractually obligated to purchase products and services from us, and place purchase orders as needed to fulfill their anticipated product demand schedules. Our products are highly specialized and specific to each customer’s individual requirements, so we do not attempt to anticipate customer demand and do not commence manufacturing products until we receive a purchase order from the customer. In addition, our larger customers operate under a “just-in-time” delivery system, whereby purchase orders are not placed until the customer is confident that our products are required. Accordingly, the value of unshipped orders is not material.

Seasonality

Certain of our manufacturing facilities have seasonal fluctuations. Sales in our European region are generally weaker in the third quarter as many of our European customers and our manufacturing facilities themselves are closed for several weeks for the summer holiday. Likewise, sales in the Asia Pacific region are generally stronger in the consumer electronics industry during the third and fourth quarters as our customers prepare for the holiday season.

Our business is impacted by economic and market conditions. In a strong economic cycle, there is generally more demand for our products. In a weak or volatile economy, including the on going economic downturn in Southern Europe, demand for our products decreases and is considerably more unpredictable. Because of these factors, we have continued to focus on increasing the diversity of our customer base and growing our non-European business to mitigate the impact of the Southern European economic downturn. However, notwithstanding the level of customer/industry diversity, during a protracted or severe economic downturn such as has been the case in Southern Europe, customers are often unwilling to commit to new products. We have a disciplined and centralized approach to asset management that allows us to manage the size, mix and location of our manufacturing equipment. These strategies allowed us to mitigate some of the impact of the continued weak economic and market conditions in Southern Europe.

Working Capital

We manufacture products to customer specifications that usually must be readily available to meet our customers’ rapid delivery requirements. Therefore, we maintain an adequate level of working capital to support our business needs and our customers’ requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by our competitors. We believe our sales and payment terms are competitive in and appropriate for the regions in which we compete.

Environmental Health & Safety

Our operations are subject to environmental and health and safety laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. We believe that our operations are currently in substantial compliance with applicable environmental laws and regulations and that the costs of continuing compliance will not have a material effect on our financial condition or results of operations. See also “Risk Factors—We are subject to various environmental, health and safety laws and regulations and have related compliance expenditures and liabilities which may result in significant costs.”

Patents and Other Proprietary Rights

Most of the technology used in our business is unpatented, but is protected by trade secrets and nondisclosure and confidentiality agreements. Our name recognition is a valuable asset that we protect with trademark registrations and applications, and registered domain names worldwide. We are not currently engaged in any intellectual property litigation, nor are there any intellectual property claims pending either by or against us.

Item 1A.	Risk Factors.

Various risks and uncertainties could affect our business. The risks and uncertainties described below are not intended to be exhaustive but represent the risks that we believe are material based on current information. If any of the risks described below or elsewhere in this Form 10-K or our other filings with the SEC, or other risks and uncertainties not presently known to us or which we currently deem immaterial, actually occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Continuation of weak financial and economic conditions in Europe may continue to have negative effects on our customers negatively affecting our business, sales, financial condition and results of operations.

The recent euro zone financial crisis included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values worldwide, and concerns that the euro zone economy may enter into a prolonged recessionary period or a prolonged period of volatile macro-economic results. These and related factors may materially adversely affect our customers’ access to capital or willingness to spend capital on our products or their ability to pay for products that they will order or have already ordered from us. In addition, the recent euro zone financial crisis may materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels and product quality, which could cause them to raise prices or lower production levels. Since the second half of 2011, sales in our Southern Europe facilities have been adversely affected by the ongoing debt crisis in the region. Similarly our Austrian and German facilities sales began to soften beginning in September 2012.

These potential lasting effects of the recent euro zone financial crisis are difficult to forecast and mitigate. If the conditions in Europe worsen and one or more countries in the euro zone exits the euro zone and reintroduces its legacy currency, the resulting economic and currency impacts in the affected markets and globally could have a material adverse effect on our results.

As a consequence, our operating results for a particular period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, financial condition and results of operations.

Any inability on our part to borrow or to meet our financial maintenance covenants in our Senior Secured Credit Facilities would affect our financing flexibility and could have a material adverse effect on our business, financial condition and results of operations.

The future availability of bank borrowings under the revolving credit facility portion of the Senior Secured Credit Facilities is based on our ability to meet financial maintenance covenants, which could be materially impacted by negative economic trends. Failure to meet the financial maintenance covenants could materially impact the availability and interest rate of future borrowings.

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

We generally do not have long-term customer agreements and, to the extent one or more of our sales to particular end markets are impacted by sector downturns in that end market, we will experience reduced sales volumes.

The industry in which we compete is generally characterized by specialized, individual orders from customers. A significant portion of our customers are not contractually obligated to purchase products or services from us. Most customer orders are for specific product runs, and repeat business largely depends on our customers’ satisfaction with our products. Although our business does not depend on any one customer, we cannot be sure that any particular customer will continue to do business with us for any period of time. We also depend to some extent on sales to certain end markets; to the extent these end markets experience downturns, our business, financial condition and results of operations may be adversely affected.

We are dependent on key customers, the loss of which may adversely affect our business.

We rely on several customers. Our top 10 customers accounted for approximately 38.0% of our revenue (inclusive of pass-through metal costs) during the year ended December 31, 2012. Due to competitive pressures, there is always the risk of losing key customers. Customer order volumes are dependent upon their markets and may be subject to delays or cancellations.

As a result of dependence on our key customers, we could experience a material adverse effect on our business, financial condition and results of operations if any of the following were to occur:

•	the loss of any key customer, in whole or in part;

•	the insolvency or bankruptcy of any key customer;

•	a declining end market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.

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

The markets in which we sell our products are highly competitive. We believe that our principal competitive advantages include an approach reflecting long-term business partnership and reliability, innovative specialized solutions, product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price. If we cannot remain at the forefront of these areas in our markets, our ability to remain competitive will be eroded. We will be adversely affected if our competitors develop products that are superior to our products or adapt more quickly than we do to evolving customer requirements.

Competitive pressures arise from existing competitors, other companies that may enter our existing or future markets and, in some cases, our customers, which may decide to internally produce items we sell. While competition is generally fragmented, we compete with companies providing similar services on a regional and local basis and to some extent with customers with in-house manufacturing capabilities. We cannot assure you that we will be able to compete successfully with existing or new competitors. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

The loss of key executives could adversely impact our ability to successfully compete globally and may adversely impact our business, financial condition and results of operations.

Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Simon J. Newman, our President and Chief Executive Officer, Adrian Murphy, our Chief Financial Officer, David Angell, Executive Vice President-Asia and Josef Ungerhofer, Executive Vice President-Europe. Mr. Newman has served in a number of technical, operational and management roles at Dynacast since 1979, through which he has developed significant industry experience and important relationships with our employees, customers and suppliers. Mr. Murphy, who first joined Dynacast in 1990, has served in various financial and management positions throughout the Dynacast business in the US, Canada and the United Kingdom. Since beginning his career with Dynacast in 1993, Mr. Angell has been responsible for operation, management and expansion of numerous Dynacast facilities and has developed essential experience and relationships while managing Dynacast’s Asian operations. Mr. Ungerhofer joined Dynacast in 1989. During his career at Dynacast, Mr. Ungerhofer held management positions in engineering and sales prior to being promoted to General Manager of our Austrian manufacturing facility in 2000, a position he currently still holds in addition to European region responsibilities.

The loss of the services of Messrs. Newman, Murphy, Angell or Ungerhofer could result in significant disruptions to our operations, which could have a material adverse effect on our business, financial condition and results of operations. It would be very difficult to replace the knowledge, skills, experience and relationships developed by Messrs. Newman, Murphy, Angell or Ungerhofer over the course of their careers with Dynacast. In addition, we may not be successful in attracting and retaining qualified personnel to replace Messrs. Newman, Murphy, Angell or Ungerhofer and the integration of replacement personnel could be costly and time consuming, could cause additional disruptions to our business, and could be unsuccessful.

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

Some of the countries in which we operate, or may in the future operate, may have laws favorable to organized labor, which may make it difficult for us to rationalize or downsize operations. Many of the employees at our Peterborough, Canada facility belong to labor unions. In addition, most of our employees in Europe are represented by government-mandated works councils, which generally must approve changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits. We may not be able to maintain constructive relationships with these labor unions or works councils and we may be unable to timely extend or renegotiate our collective bargaining agreements as they expire.

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

The financial information of the Predecessor Company is not representative of our future financial condition, future results of operations or future cash flows nor does it reflect what our financial condition, results of operations or cash flows would have been as a stand-alone company during the periods presented.

The Predecessor Company financial information included in this Form 10-K is not representative of our future financial condition, future results of operations or future cash flows nor does it reflect what our financial condition, results of operations or cash flows would have been as a stand-alone company during the Predecessor Company periods presented. This is primarily because:

•

Our historical combined financial information has been derived from the financial statements and accounting records of Melrose and reflects assumptions and allocations made by Melrose. Those assumptions and allocations may be different from the comparable expenses we would have incurred as a stand-alone company;

•	Prior to the Acquisition, the Dynacast business was not owned by a single legal entity and, accordingly, historical consolidated financial information does not exist;

•

Certain general corporate expenses were historically allocated to the Predecessor Company periods by Melrose that, while reasonable, may not be indicative of the actual expenses that would have been incurred had we been operating as a stand-alone company, nor are they indicative of the costs that will be incurred in the future as a stand-alone company;

•

The Predecessor Company’s working capital requirements historically were satisfied as part of Melrose’s corporate-wide cash management policies. Since becoming a stand-alone company, we no longer rely on Melrose for working capital. In connection with the transactions, we incurred a large amount of indebtedness and will therefore assume significant debt service costs. As a result, our cost of debt and capitalization will be significantly different from that reflected in the Predecessor Company’s historical combined financial information; and

•

Following the Acquisition, we have experienced increases in our costs, including the cost to establish an appropriate accounting and reporting system, debt service obligations, providing healthcare and other costs of being a stand-alone company.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our audited consolidated and combined financial statements and the related notes thereto included in Part II, Item 8, of this Form 10-K.

We have a limited history as a stand-alone company

The Dynacast business was operated under Melrose prior to July 19, 2011. On July 19, 2011, as a result of the Acquisition, we became an independent, stand-alone company. There is a significant degree of difficulty inherent in the process of transitioning from a subset of a larger corporate parent to becoming a stand-alone company, including effecting this process while carrying on our ongoing operations and separating our corporate infrastructure from Melrose’s, including systems, insurance, accounting, legal, finance and tax.

Our failure to operate as a stand-alone company could have an adverse effect on our business, financial condition and results of operations. This ongoing process could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of our senior management may be required to devote considerable amounts of time to this process, which will decrease the time they will have to manage their respective businesses, service existing customers, attract new customers and develop new products or strategies. If our senior management is not able to manage this process effectively, or if any significant business activities are interrupted as a result of this process, our business could suffer.

If we fail to establish and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results which could have a material adverse effect on our operations and investor confidence in our business.

As an SEC-reporting company, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting, to disclose, on a quarterly basis, changes made in our internal control and procedures that, or that are reasonably likely to, materially affect internal control over financial reporting, and, beginning with our fiscal year ending December 31, 2013, to provide an annual assessment of the effectiveness of our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results which could have a material adverse effect on our operations and investor confidence in our business.

We previously disclosed the following deficiencies in our internal control over financial reporting, each of which constituted a material weakness: (i) the lack of adequate reviews of accrued liabilities, (ii) an insufficient complement of personnel commensurate with our financial reporting requirements and (iii) the design and operation of closing and reporting processes. A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During 2012, we successfully remediated these material weaknesses, as discussed in more detail in Item 9A “Controls and Procedures” of this Form 10-K.

A group of investors, including Kenner, controls us and their interests may conflict with or differ from ours.

Certain affiliates of Kenner and their co-investors have the power to elect all of our directors. Therefore, these stockholders have the ability to prevent any transaction that requires the approval of our board of directors, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets. The directors elected by these stockholders have the ability to control decisions affecting our corporate structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of these stockholders could conflict with, or differ from, the interests of holders of the Notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of these stockholders might conflict with the noteholders’ interests. Furthermore, the concentration of ownership held by these stockholders could delay, defer or prevent a change of control or impede a merger, takeover or other business combination. Additionally, these stockholders are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. These stockholders may also pursue acquisitions that may be competitive with, or complementary to, our business, and, as a result, those acquisition opportunities may not be available to us. So long as these stockholders continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions.

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

Our substantial indebtedness could adversely affect our financial flexibility.

We have a significant amount of consolidated indebtedness. As of December 31, 2012, our total consolidated indebtedness was $392.5 million (excluding mandatorily redeemable preferred stock and the warrants issued to its purchaser) and $48.1 million was available for available borrowing under our revolving credit facility (after giving effect to $1.9 million of outstanding letters of credit). Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business.

For example, our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flows from operations to make payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of opportunities to grow our business;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•

limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

In addition, the indenture governing the Notes contains, and the agreements evidencing or governing our Senior Secured Credit Facilities and our other and future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests, dispose of assets or cause us to make non-strategic divestitures. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and key marketing initiatives will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the Senior Secured Credit Facilities in an amount sufficient to enable us to pay interest on our indebtedness or to fund our other liquidity needs. The borrowings under our Senior Secured Credit Facilities bear interest at variable rates and other indebtedness we may incur could likewise be variable-rate indebtedness. If market rates increase, variable-rate indebtedness will create higher debt service requirements, which could further adversely affect our cash flow. If our leverage ratio increases, the aggregate interest rates we are charged under our Senior Secured Credit Facilities could increase by 25 basis points. We do not hedge our interest rate exposure.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures or expansion initiatives, sell material assets or operations, obtain additional equity capital or refinance all or a portion of our indebtedness on or before maturity. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. The indenture governing the Notes, the terms of our Senior Secured Credit Facilities and the terms of any future debt instruments we may enter into contain or may contain restrictions on our ability to dispose of assets, which, in addition to prevailing market conditions, may restrict or prohibit our ability to sell assets to generate cash. We cannot assure you as to the timing of such asset sales or the proceeds which we could realize from such sales and we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Despite restrictions in the indenture governing the Notes and our Senior Secured Credit Facilities, we and our subsidiaries may still be able to incur substantial additional indebtedness and other obligations. This could create substantial leverage and related risks.

We and our subsidiaries may be able to incur a significant amount of additional indebtedness and other obligations in the future pursuant to the indenture governing the Notes and the terms of our Senior Secured Credit Facilities, including additional secured indebtedness. Although covenants under the indenture governing the Notes and our Senior Secured Credit Facilities limits our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of such indenture permits us to incur significant additional indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risk associated with substantial additional indebtedness described above, including our possible inability to service our debt, will increase.

Restrictive covenants in the indenture governing the Notes and our Senior Secured Credit Facilities may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The indenture governing the Notes and our Senior Secured Credit Facilities contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our best interest. Among other things, the indenture limits our ability to:

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

In addition to a minimum interest coverage ratio, our Senior Secured Credit Facilities require us to maintain a maximum total leverage ratio.

A breach of the covenants or restrictions under the indenture governing the Notes could result in a default. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, including the Senior Secured Credit Facilities. In the event our lenders or noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness.

The restrictions contained in the indenture governing the Notes and the Senior Secured Credit Facilities could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities and expansion, that may be in our best interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral for the benefit of the holders of the Notes and the lenders under our Senior Secured Credit Facilities. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

Our ability to meet our obligations under our debt, in part, depends on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to pay dividends or advance or repay funds to us.

We conduct the vast majority of our business operations through our subsidiaries. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities. In addition, our foreign subsidiaries may be subject to currency controls, repatriation restrictions, withholding tax obligations on payments to us and other limits, and we may be subject to U.S. income tax on distributions from our foreign subsidiaries, even after taking into account foreign tax credits.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We operate the following principal manufacturing facilities:

Description/Location	Approximate Square Footage	Lease/Own

Asia Pacific
Anyang, Korea	20,742	Lease
Batam, Indonesia	82,571	Lease
Chennai, India	56,963	Lease
Dongguan, China	64,369	Lease
Jurong, Singapore	96,876	Lease
Melaka, Malysia	123,314	Lease
Shanghai, China	356,676	Lease

	801,511
Europe
Barcelona, Spain	72,926	Lease
Braunlingen, Germany	77,824	Own
Melun, France	44,671	Own
Rakek, Slovenia	16,049	Lease
Rho, Milano, Italy	45,209	Lease
Weiner Nuestadt, Austria	100,041	Own/Lease
Welshpool, United Kingdom	31,399	Own/Lease

	388,119
North America
Cuautitlan Izcalli, Mexico	55,435	Lease
Elgin, Illnois	82,000	Lease
Germantown, Wisconsin	23,200	Lease
Lake Forest, California	111,832	Lease
Montreal, Quebec, Canada	44,584	Lease
Peterborough, Ontario, Canada	101,600	Lease

	418,651

Total	1,608,281

We lease approximately 13,000 square feet for our corporate headquarters located in Charlotte, North Carolina. We believe that our facilities are well-maintained and are sufficient to meet our current and projected needs.

Item 3.	Legal Proceedings.

There are no actual or pending legal proceedings against us that we believe could have a material adverse effect on our results of operations or financial condition. See Note 17 to the audited consolidated and combined financial statements contained under Item 8 of Part II of this Form 10-K.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

There is no public market for the Company’s common stock. As of March 14, 2013, there were 171,500 shares of our common stock outstanding held of record by nine stockholders.

We did not pay any cash dividends on our common stock in fiscal years 2012 or 2011. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant. Our ability to pay dividends is restricted by covenants in the indenture governing the Notes and in our Senior Secured Credit Facilities.

Item 6.	Selected Financial Data.

The following table sets forth selected historical financial information for the periods ended and as of the dates indicated below. The information presented in the table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated and combined financial statements included under Item 8 of Part II in this Form 10-K and the related notes thereto.

The selected consolidated statement of operations information for the year ended December 31, 2012 and for the Successor 2011 Period and selected consolidated balance sheet information of the Successor Company as of December 31, 2012 and 2011 have been derived from the audited consolidated financial statements of the Successor Company appearing in Part II, Item 8 of this Form 10-K. The selected combined statement of operations information of the Predecessor Company for the Predecessor 2011 Period and the fiscal year ended December 31, 2010 are derived from the audited combined financial statements of the Predecessor Company appearing in Part II, Item 8 of this Form 10-K. The selected combined statements of operations information of the Predecessor Company for the years ended December 31, 2009 and 2008 and the selected balance sheet information of the Predecessor Company as of December 31, 2010, 2009 and 2008 has been derived from the combined financial statements of the Predecessor Company that are not included in this Form 10-K.

As a result of the Transactions, including the application of purchase accounting and our capitalization in connection with the Transactions, the financial information presented below for the Successor Company for the year ended December 31, 2012 and the Successor 2011 Period, during which periods we operated as an independent business, is not comparable to financial information of the Predecessor Company for periods prior to such date, during which periods we were a part of Melrose. The Acquisition has been accounted for in accordance with accounting guidance for business combinations, resulting in the recognition of assets and liabilities assumed at their fair value as of July 19, 2011. In connection with the Transactions, we issued common stock, preferred stock and warrants to purchase common stock. We also sold $350 million in aggregate principal amount of the Notes and entered into the Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability of Results” in Part II, Item 7 of this Form 10-K for a discussion of these and other factors that may affect comparability.

Statement of Operations Information (1)

	Consolidated Successor Company		Combined Predecessor Company
	For the Year Ended	For the period July 20, 2011	For the period January 1, 2011	For the Year ended December 31,
(in millions of dollars)	December 31, 2012	to December 31, 2011	to July 19, 2011	2010	2009	2008
Net sales	$519.4	$211.8	$266.9	$428.4	$327.8	$457.5
Costs of goods sold	(398.0)	(170.5)	(203.7)	(326.2)	(259.1)	(362.1)

Gross margin	121.4	41.3	63.2	102.2	68.7	95.4
Operating expenses
Selling, general and administrative	(62.1)	(21.4)	(24.3)	(40.5)	(37.6)	(47.2)
Transaction costs	(0.6)	(16.5)	—	—	—	—
Restructuring (expense) credit (2)	(0.5)	(0.1)	0.8	(10.9)	(2.9)	(0.8)

Total operating expenses	(63.2)	(38.0)	(23.5)	(51.4)	(40.5)	(48.0)
Operating income	58.2	3.3	39.7	50.8	28.2	47.4
Other income (expense)
Interest expense	(52.1)	(26.2)	(1.5)	(4.9)	(8.1)	(13.7)
Interest/other income	0.2	0.6	0.1	1.2	2.5	6.2

Income (loss) before provision for income taxes	6.3	(22.3)	38.3	47.1	22.6	39.9
Income tax (expense) benefit	(6.9)	2.1	(9.8)	(3.6)	(8.1)	(13.7)

Net (loss) income	(0.6)	(20.2)	28.5	43.5	14.5	26.2
Less: net income attributable to non-controlling interests	(0.3)	(0.1)	(0.2)	(0.4)	(0.3)	(0.4)
Less: Series A preferred stock dividends and accretion	(0.2)	(3.3)	—	—	—	—

Net (loss) income attributable to controlling stockholders/Melrose	$(1.1)	$(23.6)	$28.3	$43.1	$14.2	$25.8

Balance Sheet Information

	Consolidated Sucessor Company		Combined Predecessor
	December 31,		December 31,
(in millions of dollars)	2012	2011	2010	2009	2008

Total assets	$833.7	$800.5	$555.3	$577.7	$590.2
Total current liabilities	149.7	132.5	102.3	93.1	87.9
Long-term debt (including short-term position)	392.5	397.5	71.9	141.9	168.7
Mandatorily redeemable preferred stock and warrants (3)	62.5	32.6	—	—	—

Total debt (including redeemable preferred stock and warrants)	455.0	430.1	71.9	141.9	168.7
Series A convertible redeemable preferred stock (3)	—	26.5	—	—	—
Puttable common stock; $1,000 par value: 1,500 shares authorized and outstanding at December 31, 2012 and 2011, respectively	1.5	1.5	—	—	—
Equity
Stockholders’ equity	124.3	114.4	351.4	315.8	391.1
Non-controlling interests	3.8	3.8	2.2	2.0	2.0

Total equity	128.1	118.2	353.6	317.8	393.1

(1)	Certain 2008 amounts have been reclassified to conform to the 2012 presentation of the Successor Company.
(2)	We incurred severance, facility repairs and other facility integration costs in connection with the acquisition of certain businesses in August 2008 and our decision to exit our operating facility in Montreal in June 2010 and the transfer of assets from Montreal to Austria, Malaysia, Singapore and other existing North American facilities. During the Predecessor 2011 Period we reversed a portion of the Montreal closure provision.
(3)	The Series A convertible redeemable preferred stock was classified as temporary shareholders’ equity until January 15, 2012 when the conversion feature expired unexercised. At that time, it was reclassified as a liability. See Note 12 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes contained in this Form 10-K. The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services and other future results, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Form 10-K, particularly under Part I, Item 1A, “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

Introduction

Dynacast International Inc. was incorporated as a Delaware corporation in May 2011 by a consortium of private investors led by Kenner and subsequently acquired the Dynacast Group from Melrose on July 19, 2011 for approximately $590.0 million, less outstanding notes payable to affiliates of Melrose, net, plus remittance of cash held by the Dynacast Group as of July 19, 2011. Dynacast had no activity or operations prior to the Acquisition. In conjunction with the Acquisition, Dynacast International LLC and Dynacast Finance Inc. direct and indirect wholly-owned subsidiaries of Dynacast, issued $350.0 million in aggregate principal amount of the Notes. Concurrently with the issuance of the Notes, Dynacast International LLC, as borrower, entered into the Senior Secured Credit Facilities, consisting of a $50.0 million term loan and a $50.0 million revolving credit facility with certain lenders to finance the Acquisition and provide for working capital.

Dynacast is a global manufacturer of small engineered precision die cast components serving customers in the automotive safety and electronics, consumer electronics, healthcare, hardware, computer and peripherals end markets, among others. Our customers range from large multi-national companies to small businesses. In recent years, the largest end-markets in which our customers operate are automotive safety and electronics, consumer electronics and healthcare. We also have a number of customers in the hardware, computer and peripherals, telecommunications and industrial manufacturing end markets. We manage our business primarily on a geographical basis through three reportable segments—Asia Pacific, Europe and North America.

The Asia Pacific segment is comprised of eight manufacturing facilities located in India, Indonesia, Korea, Malaysia, Singapore and in China where there are three separate facilities.

The Europe segment is comprised of eight manufacturing facilities located in France, Germany, Italy, Slovenia, Spain, United Kingdom and in Austria where there are two separate facilities.

The North America segment is comprised of six manufacturing facilities three of which are located in the United States, two in Canada and one in Mexico.

Revenues

Our core operation is die-casting of components from which the substantial majority of our revenues are generated. We also generate revenues from designing and building tools and machines used in the die casting process and from value added services such as surface coatings, machining and sub-assembly.

Cost of Goods Sold

The principal components of cost of goods sold in our manufacturing operations are raw materials, factory overhead and labor. The principal components of overhead cost include freight charges, purchasing, receiving and inspection costs, internal transfer costs and warehousing costs through the manufacturing process. Each manufacturing facility typically sources its own raw materials and distributes its finished goods.

Generally, we are substantially protected against underlying movements in metal prices through contractual pass-through provisions with our customers. In the vast majority of cases, metal prices are set each month prospectively based on the previous month’s metal index, rather than on a retroactive basis. Although this can create a lag-effect in a rising or falling market, changes in the price of zinc, aluminum or magnesium do not significantly impact our operations. Due to our rapid manufacturing process, we generally hold a low level of raw material inventory and our exposure to changes in metal prices (both negative and positive) is therefore limited. We do not enter into metal price hedging contracts.

Reorganization and Severance Costs

Montreal—In late 2009, we made a decision to exit our operating facility in Montreal and established a plan which included the transfer of assets from Montreal to Austria, Malaysia, Singapore and other existing North American facilities, the severance of individuals (including management and employees) and the closure of the facility and associated lease costs. In conjunction with the closure of the Montreal facility in June 2010, we incurred costs of $10.2 and $0.3 million during the years ended December 31, 2010 and 2009, respectively. Approximately $3.3 million of the costs incurred during the year ended December 31, 2010 related to the early termination of the Montreal facility lease. During the Predecessor 2011 Period, we entered into a lease termination settlement with the landlord, resulting in a $1.2 million reduction in our restructuring reserve, which was recorded in restructuring credit (expense) in the combined statement of operations for the Predecessor 2011 Period.

Labor related costs—In response to the global economic downturn beginning in 2009, we incurred severance costs of $0.2, $-0- and $0.7 million during the years ended December 31, 2012, 2011 and 2010, respectively which were recorded in selling, general and administrative (“SG&A”) expense on the accompanying consolidated and combined statements of operations.

France—In March 2012, we established a restructuring program at our facility in France aimed at improving the operating income margin (the “France Restructuring”). The France Restructuring was completed in 2012 and consisted entirely of employee-related cash costs of $0.5 million including severance and other termination benefits which were recorded in restructuring (expense) credit on the accompanying consolidated and combined statements of operations.

Market and Performance Overview

Our sales are significantly impacted by the timing and life cycle of our customers’ programs and platforms. The duration of customer programs is dependent on the particular product and end market. Automotive safety and electronics programs can run up to ten years, while consumer electronics programs can be as short as six months. As such, the composition of sales by customer and end market varies from year to year, with some programs experiencing a decrease in demand or termination due to the overall life cycle of the products, while new programs and customers are brought on board.

The performance of our manufacturing facilities closely follows changes in the customers and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Sales in our Europe segment are generally weaker in the third quarter as many of our European customers and our facilities themselves are closed for several weeks for summer vacation. Our Asia Pacific segment sales are generally stronger in the consumer electronics end market during the third and fourth quarters as our customers prepare for the holiday season.

For the year ended December 31, 2012, approximately 39.0% of our sales were to customers in the global automotive safety and electronics end market, approximately 13.0% of our sales were to customers in the consumer electronics end market and approximately 8.0% of our sales were to customers in the healthcare end market. We have seen continued overall growth in these end markets, particularly in the Asia Pacific region.

Our sales in the automotive safety and electronics end market are impacted by auto sales. As noted in Scotiabank’s Global Auto Report dated January 30, 2013, Scotiabank estimated total auto sales (including light trucks) at 61.9 million units in 2012 compared to 58.9 million units in 2011, an increase of 3.0 million units, or 5.1%. North America and Asia accounted for an aggregate of approximately 41.1 million, or 66.4% of the estimated 2012 units, which represented an increase of 3.4 million units from 2011, while estimated 2012 auto sales (including light trucks) in Western Europe decreased by 1.0 million units to 11.8 million units in 2012 from 12.8 million units in 2011.

Economic events created recessionary conditions around the world in many industries beginning in 2009. The global financial crisis resulted in, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and fluctuations in equity and currency values globally, and concerns that the worldwide economy would enter into a prolonged recessionary period. We instituted operational improvements and cost cutting measures throughout this difficult period, a portion of which have carried over as economic conditions in the Asia Pacific and North America regions have improved.

During the year ended December 31, 2012, the Euro weakened against the U.S. Dollar (“USD”). For the year ended December 31, 2012 the average Euro to USD exchange rate was 0.7788, or 8.3%, lower than the year ended December 31, 2011. The effect of this lower average rate is to reduce the translated USD value of Euro-denominated sales and operating income, as discussed in more detail below.

Sales in our Southern European facilities were negatively impacted by economic conditions beginning in the second half of 2011 and continue to lag. The ongoing debt crisis in Southern Europe continues to impact sales in our facilities in Spain, France and Italy all of which are currently in a recession. Both Spain and France officially entered into a recession at the end of the first quarter of 2012 after recording two consecutive quarters of decline in their respective gross domestic product, while Italy entered a recession at the end of 2011. In these countries, we continue to see demand dampened in the construction and automotive safety and electronics end markets. We expect this trend to continue for the foreseeable future until the economy in the European region begins to improve as a whole. Our manufacturing facilities in Austria and Germany had seen little effect from the debt crisis in Southern Europe prior to September 2012. However, beginning in September 2012, we noted a slight slowdown in business in Germany and Austria, albeit not to the levels experienced in our Southern European manufacturing facilities. We expect sales in Austria to grow based on the introduction of aluminum production capabilities in December 2012 and the subsequent expansion of the Austrian facility which was completed in January 2013.

The North America segment, specifically our US and Mexico manufacturing operations, has seen minimal effect from the debt crisis in Southern Europe. However, machine sales at our Peterborough and Techmire in Canada locations have experienced a slight downturn due to declining sales to their European customers in response to the overall economic climate in Europe. We expect machine sales from Peterborough and Techmire to be adversely impacted until such time that the overall European economy improves.

In response to increasing demand at our Lake Forest facility, particularly in the automotive safety and electronics end market and the telecommunication end market, we expanded the Lake Forest facility in 2012. Likewise, in response to our current Mexican facility reaching full capacity, we are planning to consolidate our existing Mexico manufacturing facility into a leased newly constructed manufacturing facility in 2013.

Economic conditions remain good in the Asia Pacific segment and we continue to see sales growth from new business opportunities, particularly in the automotive safety and electronics end market and the consumer electronics end market. In response to the expected continued growth in the Asia Pacific region, we expanded our manufacturing footprint in the Shanghai metropolitan area with the addition of a new facility, which began manufacturing operations in November 2012. Likewise, in expectation of continued growth at our manufacturing facility in Dongguan (“DDG”), which is currently approaching capacity, we are planning on expanding the DDG facility in 2013.

As a result of the planned introduction of the MIM product line, we are planning on expanding our existing facility in Elgin. We also plan to expand our Indonesia facility which will provide ancillary services to the MIM operations at our Singapore facility. We do not expect significant MIM sales in Elgin or Singapore in 2013 as MIM production is not expected to be fully operational until 2014.

Our results for the year ended December 31, 2012 and the Successor 2011 Period were impacted by a number of factors, including the Transactions. In addition, the results for the year ended December 31, 2012 were negatively impacted by our effective tax rate, which was primarily driven by the non-deductibility of expenses related to the Series A and B redeemable preferred stock. The issuance of the Notes and redeemable preferred stock and related warrants as well as entering into the Senior Secured Credit Facilities in July 2011 resulted in additional interest expense of approximately $52.1 and $26.2 million during year ended December 31, 2012 and the Successor 2011 Period, respectively, including amortization of deferred financing costs. In total during the Successor 2011 Period we capitalized approximately $28.8 million in deferred financing costs including $5.6 million of deferred financing costs related to a bridge loan that were written off. See Note 9 to the audited consolidated and combined financial statements contained under Item 8 of Part II of this Form 10-K. Deferred financing costs, excluding the costs associated with the bridge loan, will be amortized over the respective terms of the Notes and the Senior Secured Credit Facilities. In addition to the capitalized deferred financing costs, we expensed approximately $16.5 million in transaction costs associated with the Acquisition in the Successor 2011 Period. In August 2011, pursuant to the share purchase agreement with Melrose, we remitted approximately $12.2 million to Melrose as additional consideration, representing cash held as of the close of business on the closing date of the Acquisition.

Effect of the Acquisition

The Acquisition was accounted for in accordance with accounting guidance for business combinations, resulting in the recognition of assets and liabilities assumed at fair value as of July 19, 2011. The preparation of the Predecessor Company financial statements included the use of accounting policies wherein certain assets, liabilities and expenses historically recorded or incurred at the Melrose level, which related to the Dynacast business or were incurred on behalf of the Dynacast business, were identified and allocated, or pushed down, as appropriate to reflect the stand-alone financial results of the Dynacast business for the Predecessor Company periods presented. Additionally, the purchase price paid in the Acquisition was recorded in the Successor Company’s financial statements. The allocation of the purchase price was prepared by management after considering independent valuation studies.

Matters Affecting Comparability of Results

The purchase price in the Acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 19, 2011. Fair value measurements were applied based on assumptions that market participants would use in the pricing of the asset or liability. As a result of the additional depreciation and amortization expense included in cost of goods sold and SG&A due to the purchase price allocation, gross margin and operating income for the year ended December 31, 2012 and the Successor 2011 Period were negatively impacted compared to the Predecessor 2011 Period and the year ended December 31, 2010.

Additionally, the Predecessor Company’s combined financial statements may not be indicative of our future performance and do not necessarily reflect what our consolidated results of operations, financial position and cash flows would have been had we operated as an independent, stand-alone company during the Predecessor Company periods presented. Certain general corporate overhead and other expenses were allocated by Melrose to the Predecessor Company, as described in Note 16 to the audited consolidated and combined financial statements contained under Item 8 of Part II of this Form 10-K. We believe such allocations are reasonable; however, they are not indicative of the actual expenses that would have been incurred had we been operating as an independent, stand-alone company for the periods presented, nor do they reflect the increases in costs that we have incurred in connection with the establishment of an appropriate accounting and reporting system, debt service obligations, provision of healthcare to our employees and other costs of operating as a stand-alone company.

Allocation of Purchase Price. The allocation of the purchase price in the Acquisition to the assets acquired and liabilities assumed was based on their respective fair values, which resulted in changes in the values of tangible and intangible assets. This allocation affects the comparability of certain expense items between the Successor Company periods and the Predecessor Company periods presented. In particular, the adjustment of property and equipment basis and remaining useful lives affects comparability of depreciation expense between the year ended December 31, 2012, the Successor 2011 Period, the Predecessor 2011 Period and the year ended December 31, 2010. The allocation of the purchase price to intangible assets affects the comparability of amortization expense between the year ended December 31, 2012, the Successor 2011 Period, the Predecessor 2011 Period and the year ended December 31, 2010. The allocation of the purchase price to inventory affects the comparability of cost of goods sold between the year ended December 31, 2012, the Successor 2011 Period, the Predecessor 2011 Period and the year ended December 31, 2010.

The Acquisition resulted in the recognition of $251.0 million of goodwill, which is not deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and represents the estimated economic value attributable to future operations.

New Capital Structure. In connection with the Acquisition, certain payments were made to Melrose to settle outstanding notes payable to affiliates. Following the Transactions, our capital structure includes long-term debt, preferred stock, warrants and common stock. The increased amount of long-term debt and the Series A and B mandatorily redeemable preferred stock affects the comparability of interest expense between the year ended December 31, 2012, the Successor 2011 Period, the Predecessor 2011 Period and the year ended December 31, 2010. Comparability is further impacted by the dividends and accretion of the Series A convertible mandatorily redeemable preferred stock during the Successor 2011 Period and in 2012 until the expiration of the conversion feature on January 15, 2012. See Note 12 to the audited consolidated and combined financial statements for further details.

Transaction Costs. Transaction costs expensed in the Successor 2011 Period have a significant impact on results and comparability between the year ended December 31, 2012, the Successor 2011 Period, the Predecessor 2011 Period and the year ended December 31, 2010.

Provision for (Benefit From) Income Taxes. Non-deductibility of certain costs incurred in connection with the Acquisition impacted the income tax rate in the Successor 2011 Period.

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

Consolidated and Combined Results of Operations

We believe the selected data and the percentage relationship between net sales and major categories in the Consolidated and Combined Statements of Operations are important in evaluating our operations. The following tables set forth items from the Consolidated and Combined Statements of Operations as reported and as a percentage of net sales for the periods presented:

Year Ended December 31, 2012 Compared to Successor 2011 Period and Predecessor 2011 Period

	Consolidated Successor Company				Combined Predecessor Company
(in millions of dollars)	For the Year Ended December 31, 2012		For the Period July 20, 2011 to December 31, 2011		For the Period January 1, 2011 to July 19, 2011
Net sales	$519.4	100.0%	$211.8	100.0%	$266.9	100.0%
Cost of goods sold	(398.0)	(76.6)%	(170.5)	(80.5)%	(203.7)	(76.3)%

Gross margin	121.4	23.4%	41.3	19.5%	63.2	23.7%
Operating expenses
Selling, general and administrative	(62.1)	(12.0)%	(21.4)	(10.1)%	(24.3)	(9.1)%
Transaction costs	(0.6)	(0.1)%	(16.5)	(7.8)%	—	0.0%
Restructuring (expense) credit	(0.5)	(0.1)%	(0.1)	0.0%	0.8	0.3%

Operating expenses	(63.2)	(12.2)%	(38.0)	(17.9)%	(23.5)	(8.8)%

Operating income	58.2	11.2%	3.3	1.6%	39.7	14.9%
Other Income (expense)
Interest expense	(52.1)	(10.0)%	(26.2)	(12.4)%	(1.5)	(0.6)%
Interest/other income	0.2	0.0%	0.6	0.3%	0.1	0.0%

Income (loss) before income taxes	6.3	1.2%	(22.3)	(10.5)%	38.3	14.3%
Income tax (expense) benefit	(6.9)	(1.3)%	2.1	1.0%	(9.8)	(3.7)%

Net (loss) income	$(0.6)	(0.1)%	$(20.2)	(9.5)%	$28.5	10.6%

Net Sales. Net sales for the year ended December 31, 2012 were $519.4 compared to $211.8 million for the Successor 2011 Period and $266.9 million for the Predecessor 2011 Period. Net sales for the year ended December 31, 2012 included $30.3 million, or 5.8%, in sales of new tools or replacement tools that were separately priced compared to $10.8 million, or 5.1%, in the Successor 2011 Period and $11.2 million, or 4.2%, in the Predecessor 2011 Period. The increase in net sales of $40.7 million, or 8.5%, is attributable to increased sales in the Asia Pacific and North America segments of $50.9 and $8.3 million, respectively, partially offset by a decrease in sales of $18.5 million in the Europe segment, which are discussed in more detail below. Approximately $13.7 million, or 74.0%, of the $18.5 million decrease in sales in Europe was related to the weakening of the Euro compared to the USD, which reduced the translated USD value of Euro denominated sales. Metal prices, which are typically passed through to our customers, did not materially change during 2012 and had a negligible effect on our sales.

Gross Margin. Gross margin as a percentage of net sales for the year ended December 31, 2012 was 23.4% compared to 19.5% for the Successor 2011 Period and 23.7% for the Predecessor 2011 Period. The increase in gross margin during the year ended December 31, 2012 was primarily attributable to the step-up in inventory values in the Successor 2011 Period of approximately $6.5 million, or 3.9%, resulting from the purchase price allocation, which resulted in an increase in cost of goods sold during that period.

Selling General & Administrative. SG&A expense as a percentage of net sales was 12.0% for the year ended December 31, 2012 compared to 10.1% for the Successor 2011 Period and 9.1% for the Predecessor 2011 Period. The increase in SG&A as a percentage of net sales during the year ended December 31, 2012 compared to the Successor 2011 Period is attributable to a loss of $0.8 million in transactional foreign exchanges during the year ended December 31, 2012 compared to a gain of $0.6 million during the Successor 2011 Period and an increase in corporate overhead attributable to increased staffing and related benefits during the year ended December 31, 2012. The increase in SG&A as a percentage of net sales during the year ended December 31, 2012 compared to the Predecessor 2011 Period is primarily attributable to the step-up in intangible assets, specifically customer relationships, which accounted for an additional $7.2 million, or 1.3%, in amortization expense and the increase in staffing and related benefits during the year ended December 31, 2012.

Transaction Costs. In conjunction with the Transactions, we incurred approximately $0.6 million in costs during the year ended December 31, 2012, of which $0.2 million was associated with the reorganization of our German legal entities that was contemplated at the time of the Transactions compared to $16.5 million in transaction costs during the Successor 2011 Period. Transaction costs incurred during the Successor 2011 Period were comprised of $8.9 million in investment advisory fees, $3.0 million in legal fees, $2.2 million in tax, accounting and valuation fees, $1.5 million in stamp taxes and other miscellaneous expenses of $0.9 million.

Interest Expense. We incurred interest expense of $52.1 million during the year ended December 31, 2012 which was comprised of $39.2 million attributable to the Notes, Senior Secured Credit Facilities and related deferred financing costs, $8.2 million related to the Series A and B redeemable preferred stock and $3.4 million related to the warrants compared to $26.2 million during the Successor 2011 Period, including approximately $17.5 million attributable to the Notes, Senior Secured Credit Facilities and the related deferred financing costs, $5.6 million in deferred financing costs written-off related to a bridge loan and $3.1 million in accretion and dividends related to the Series B redeemable preferred stock. The overall increase in interest expense during the year ended December 31, 2012 is primarily attributable to the fact that the year ended December 31, 2012 included twelve months of interest expense on the Notes and Senior Secured Credit Facilities compared to five and a half months during the Successor 2011 Period.

Restructuring (Expense) Credit. Restructuring expense was $0.5 million during the year ended December 31, 2012 compared to $0.1 million for the Successor 2011 Period and a $0.8 million credit for the Predecessor 2011 Period. The increase in restructuring expense during the year ended December 31, 2012 is attributable to the France Restructuring discussed previously. The restructuring credit during the Predecessor 2011 Period was primarily attributable to the closure in June 2010 of our Montreal facility for which we established in 2010 a $3.3 million reserve for lease termination costs, of which $1.2 million was reversed during the Predecessor 2011 Period.

Income Taxes. The effective tax rate for the year ended December 31, 2012 was 109.5% compared to 9.3% for the Successor 2011 Period and 25.8% for the Predecessor 2011 Period. The increase in the effective tax rate for the year ended December 31, 2012 was primarily attributable to $12.5 million of nondeductible expenses in the US related to the Series A and B redeemable preferred stock and warrants. We expect the non-deductibility of expenses related to Series A and B redeemable preferred stock to continue to negatively affect our effective tax rate until the Series A and B redeemable preferred stock are redeemed. The Successor 2011 Period effective tax rate was primarily affected by permanent items related to the Transaction, permanent items increased by $3.1 million.

The Predecessor 2011 Period effective tax rate was primarily affected by three items: permanent book/tax differences; tax rate differential between US and foreign rates; and uncertain tax positions. The permanent difference was approximately $1.1 million (after-tax) and was primarily related to imputed interest income for tax on non-interest bearing loans in the UK. The difference in tax computed at the US tax rate and foreign tax rates was approximately $3.9 million and was primarily due to substantial earnings in UK and Austria which have tax rates of 26.0% and 25.0%, respectively.

Segment Operating Results:

Net sales by segment were as follows for the year ended December 31, 2012 compared to the Successor 2011 Period and Predecessor 2011 Period:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year Ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011
Asia Pacific	$206.3	$75.2	$80.2
Europe	170.6	78.3	110.8
North America	142.5	58.3	75.9

Total	$519.4	$211.8	$266.9

Segment operating income by segment was as follows for the year ended December 31, 2012 compared to the Successor 2011 Period and Predecessor 2011 Period:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year Ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011
Asia Pacific	$28.9	$8.5	$13.2
Europe	$21.9	$13.4	$22.6
North America	$23.1	$9.6	$8.9

Asia Pacific

Net Sales. Net sales in the Asia Pacific segment were $206.3 million for the year ended December 31, 2012 compared to $75.2 million for the Successor 2011 Period and $80.2 million for the Predecessor 2011 Period. The increase in sales of $50.9 million, or 32.8%, is primarily attributable to increased sales across the region as a whole, led by Singapore, Shanghai, DDG and Malaysia, which reported sales increases of $28.8, $10.8, $7.4 and $2.5 million, respectively, as discussed below.

Gross Margin. Gross margin as a percentage of net sales was 22.7% for the year ended December 31, 2012 compared to 15.8% for the Successor 2011 Period and 23.3% for the Predecessor 2011 Period. The increase in gross margin as a percentage of net sales during the year ended December 31, 2012 compared to the Successor 2011 Period was primarily attributable to the step-up in inventory values of approximately $3.2 million resulting from the purchase price allocation, which resulted in increases in cost of goods sold for the Successor 2011 Period. The decrease in gross margin as a percentage of net sales during the year ended December 31, 2012 compared to the Predecessor 2011 Period is primarily attributable to the step-up in intangible assets, specifically technology, which accounted for an additional $0.7 million in amortization expense during the year ended December 31, 2012 for which there was no related amortization during the Predecessor 2011 Period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 8.7% for the year ended December 31, 2012 compared to 8.1% for the Successor 2011 Period and 6.6% for the Predecessor 2011 Period. The increase in SG&A as a percentage of net sales during the year ended December 31, 2012 compared to the Successor 2011 Period is attributable to a loss of $0.8 million in transactional foreign exchange losses during the year ended December 31, 2012 compared to a gain of $0.6 million during the Successor 2011 Period. The increase in SG&A as a percentage of net sales during the year ended December 31, 2012 compared to the Predecessor 2011 Period is primarily attributable to the step-up in intangible assets, specifically customer relationships. Amortization of customer relationships was not allocated to the Asia Pacific segment during the Predecessor 2011 Period.

Segment Operating Income. Segment operating income for the Asia Pacific segment was $28.9 million for the year ended December 31, 2012 compared to $8.5 million for the Successor 2011 Period and $13.2 million for the Predecessor 2011 Period. The $7.2 million, or 33.2%, increase in segment operating income is primarily attributable to increased sales in Singapore, Shanghai, DDG and to a lesser extent Malaysia.

Singapore. The $28.8 million increase in total sales in Singapore is primarily attributable to increased sales in the consumer electronics end market, with one customer accounting for $23.2 million in new sales related to new a new program, for which Singapore was the sole source provider during the fourth quarter of 2012. Also contributing to the increase, but to a lesser extent, was another consumer electronics end market customer who accounted for an additional $3.1 million in sales also attributable to new programs and a industrial manufacturing customer who accounted for another $2.8 million in increased sales.

Shanghai. The $10.8 million increase in total sales in Shanghai is primarily attributable to increased volumes in the telecommunications and automotive safety and electronics end markets. The increase in the telecommunications end market is primarily attributable to a new program which generated an additional $5.1 million in sales and the increase in the automotive safety and electronics end market is attributable to increased demand in existing programs for two customers resulting in $1.7 million in additional sales. Also contributing was a $0.9 million increase in sales to one customer in the computer and peripherals end market attributable to increased demand in an existing program.

Dongguan. The increase in total sales at DDG of $7.4 million was primarily attributable to one customer in the consumer electronics end market who accounted for $5.0 million in additional sales related to new programs.

Malaysia. The $2.5 million increase in sales was primarily driven by increased volumes in the consumer electronics end market, with one customer accounting for $4.4 million in additional sales attributable to new programs, partially offset by decreased demand from two customers in the automotive safety and electronics end market of $1.3 million.

Europe

Net Sales. Net sales in Europe were $170.6 million for the year ended December 31, 2012 compared to $78.3 million for the Successor 2011 Period and $110.8 million for the Predecessor 2011 Period. The decrease in sales of $18.5 million, or 9.8%, is primarily attributable to the weakening of the Euro against the USD, which accounted for approximately $13.7 million, or 74.1% of the decrease in sales. Also contributing to the decrease in sales, but to a lesser extent, were decreased sales volumes in Spain, France, Italy and Germany of $3.2, $1.7, $1.2 and $1.0 million, respectively, partially offset by increased sales volumes in Austria of $1.7 million.

Gross Margin. Gross margin as a percentage of net sales was 22.5% for the year ended December 31, 2012 compared to 20.6% for the Successor 2011 Period and 25.9% for the Predecessor 2011 Period. The increase in gross margin as a percentage of net sales during the year ended December 31, 2012 compared to the Successor 2011 Period was primarily attributable to the step-up in inventory values of approximately $2.4 million resulting from the purchase price allocation, which resulted in increases in cost of goods sold for the Successor 2011 Period. The decrease in gross margin as a percentage of net sales during the year ended December 31, 2012 compared to the Predecessor 2011 Period is primarily attributable to the step-up in intangible assets, specifically technology, which accounted for an additional $0.9 million in amortization expense during the year ended December 31, 2012 for which there was no related amortization during the Predecessor 2011 Period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 9.8% for the year ended December 31, 2012 compared to 8.5% for the Successor 2011 Period and 7.6% for the Predecessor 2011 Period. The increase in SG&A as a percentage of net sales during the year ended December 31, 2012 compared to the Successor 2011 Period is primarily attributable to our limited ability to align our SG&A expense with our sales in France, Italy and Spain due to the fact that most of the employees in these countries are represented by government-mandated works councils that limit changes in conditions of employment, including restructuring initiatives and changes in salaries and benefits without significant cost. The additional increase in SG&A as a percentage of net sales during the year ended December 31, 2012 compared to the Predecessor 2011 Period is primarily attributable to the step-up in intangible assets. Amortization of customer relationships was not allocated to the Europe segment during the Predecessor 2011 Period.

Segment Operating Income. Segment operating income was $21.9 million for the year ended December 31, 2012 compared to $13.4 million for the Successor 2011 Period and $22.6 million for the Predecessor 2011 Period. The $14.1 million, or 39.2%, decrease in segment operating income is attributable to number of factors to include the weakening of the Euro against the USD, increased amortization related to the purchase price allocation, and the general downturn in the Europe segment. Also contributing to the decrease but to a lesser extent were decreased sales in Spain, France, Germany and Italy partially offset by increased sales in Austria.

Spain. The $3.2 million decrease in sales in Spain is primarily attributable to decreased demand across all end markets in response to the economic climate in Southern Europe, driven by the automotive safety and electronics end market which accounted for approximately $1.5 million in decreased sales. Also contributing to the decrease was electronics end market which accounted for another $0.9 million in decreased sales.

France. The $1.7 million decrease in sales is primarily attributable to decreased demand across all end markets driven by the automotive safety and electronics end market which accounted for approximately $1.2 million in decreased sales.

Germany. As noted previously, sales in Germany started to decline in September 2012 in response to the on-going debt crisis in Southern Europe as demand in the electronics end market waned. Sales in the electronics end market decreased by $1.0 million, driven by one customer which accounted for approximately $0.9 million of the decrease.

Italy. Similar to Spain and France, Italy sales were negatively impacted by the on-going debt crisis in Southern Europe which resulted in decreased demand across all end markets led by the automotive safety and electronics and electronics end markets with one automotive customer accounting for approximately $0.5 million in decreased sales.

Austria. The increase in sales in Austria of $1.7 million was primarily driven by the introduction of aluminum die casting and related tooling into Austria in 2012, which accounted for $1.5 million in new sales.

North America

Net Sales. Net sales in the North America segment were $142.5 million for the year ended December 31, 2012 compared to $58.3 million for the Successor 2011 Period and $75.9 million for the Predecessor 2011 Period. The increase in sales of $8.3 million, or 6.2%, is primarily attributable to increased sales at Lake Forest and Mexico of $10.2 and $5.6 million, respectively, partially offset by decreased sales at Elgin of $3.7 million as discussed below.

Gross Margin. Gross margin as a percentage of net sales was 24.7% for the year ended December 31, 2012 compared to 21.2% for the Successor 2011 Period and 22.3% for the Predecessor 2011 Period. The increase in gross margin as a percentage of net sales during the year ended December 31, 2012 compared to the Successor 2011 Period was primarily driven by increased gross margins at Elgin related to investments in automation resulting in a $1.3 million reduction in outside processing costs. Also contributing to the increase, but to a lesser extent, was the step-up in inventory values of approximately $0.9 million resulting from the purchase price allocation, which resulted in increases in cost of goods sold for the Successor 2011 Period. The increase in gross margin as a percentage of net sales during the year ended December 31, 2012 compared to the Predecessor 2011 Period is primarily attributable to investments in automation at Elgin which improved efficiency and reduced outside processing charges.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 8.7% for the year ended December 31, 2012 compared to 8.2% for the Successor 2011 Period and 8.4% for the Predecessor 2011 Period. The increase in SG&A as a percentage of net sales during the year ended December 31, 2012 compared to the Predecessor 2011 Period is primarily attributable to the step-up in intangible assets, specifically customer relationships. Amortization of customer relationships was not allocated to the North America segment during the Predecessor 2011 Period.

Segment Operating Income. Segment operating income was $23.1 million for the year ended December 31, 2012 compared to $9.6 million for the Successor 2011 Period and $8.9 million for the Predecessor 2011 Period. The $4.6 million, or 24.9%, increase in segment operating income is primarily attributable to increased sales at Lake Forest, Mexico and increased gross profit at Elgin.

Lake Forest. Approximately $4.9 million in additional sales is attributable to seven customers in the automotive safety and electronics end market. Also contributing to the increase but to lesser extent was one customer in the telecommunications end market which accounted for an additional $1.8 million in sales related to a new program.

Mexico. The increase in total sales in Mexico is primarily attributable to the addition of a new automotive safety and electronics customer which accounted for approximately $4.3 million in additional sales.

Elgin. The decrease in net sales in Elgin is primarily attributable to decreased demand from one customer in the medical end market and another customer in the electronics end market, each of which accounted for decreased sales of $1.3 million.

Successor 2011 Period and Predecessor 2011 Period Compared to the Year Ended December 31, 2010

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Period July 20, 2011 to December 31, 2011		For the Period January 1, 2011 to July 20, 2011		For the Year Ended December 31, 2010
Net sales	$211.8	100.0%	$266.9	100.0%	$428.4	100.0%
Cost of goods sold	(170.5)	(80.5)%	(203.7)	(76.3)%	(326.2)	(76.1)%

Gross margin	41.3	19.5%	63.2	23.7%	102.2	23.9%
Operating expenses
Selling, general and administrative	(21.4)	(10.1)%	(24.3)	(9.1)%	(40.5)	(9.5)%
Transaction costs	(16.5)	(7.8)%	—	0.0%	—	0.0%
Restructuring (expense) credit	(0.1)	0.0%	0.8	0.3%	(10.9)	(2.5)%

Operating expenses	(38.0)	(17.9)%	(23.5)	(8.8)%	(51.4)	(12.0)%

Operating income	3.3	1.6%	39.7	14.9%	50.8	11.9%
Other Income (expense)
Interest expense	(26.2)	(12.4)%	(1.5)	(0.6)%	(4.9)	(1.1)%
Interest/other income	0.6	0.3%	0.1	0.0%	1.2	0.3%

(Loss) income before income taxes	(22.3)	(10.5)%	38.3	14.3%	47.1	11.1%
Income tax benefit (expense)	2.1	1.0%	(9.8)	(3.7)%	(3.6)	(0.8)%

Net (loss) income	$(20.2)	(9.5)%	$28.5	10.6%	$43.5	10.3%

Net Sales. Net sales for the Successor 2011 Period were $211.8 million and $266.9 million for the Predecessor 2011 Period compared to $428.4 million for the year ended December 31, 2010. Net sales for the Successor 2011 Period and Predecessor 2011 Period included $10.8 million (or 5.10%) and $11.2 million (or 4.20%) of revenue, respectively, related to sales of new tools or replacement tools that were separately priced. The increase in net sales of $50.3 million or 11.7% is attributable to increased sales in the Asia Pacific and Europe segments of $34.6 and $16.2 million, respectively partially offset by a decrease of $0.5 million in North America, which are discussed in more detail below. Approximately $0.7 million or 1.4% of the $50.3 million overall increase was attributable to increases in metal prices (which are passed through to our customers) with another $17.5 million, or 34.8%, related to changes in foreign currency rates. The remainder of the increase was related to increased sales volumes.

Gross Margin. Gross margin as a percentage of net sales for the Successor 2011 Period was 19.5% and 23.7% for the Predecessor 2011 Period compared to 23.9% for the year ended December 31, 2010. The decrease in gross margin was directly attributable to the step-up in inventory values of approximately $6.5 million resulting from the purchase price allocation, additional amortization expense of $1.6 million related to the step-up in intangible assets, specifically technology, and additional depreciation expense of $2.3 million related to the step-up in tangible assets, which resulted in increases in cost of goods sold for the Successor 2011 Period.

Selling General & Administrative. SG&A expenses as a percentage of net sales was 10.1% for the Successor 2011 Period and 9.1% for the Predecessor 2011 Period compared to 9.5% for the year ended December 31, 2010. The increase in SG&A as a percentage of net sales during the Successor 2011 Period is primarily attributable to the step-up in intangible assets, specifically customer relationships, which accounted for an additional $3.2 million in amortization expense.

Transaction Costs. In conjunction with the Transactions, we incurred $16.5 million in transaction costs. Transaction costs were primarily comprised of $8.9 million in investment advisory fees, $3.0 million in legal fees, $2.2 million in tax, accounting and valuation fees, $1.5 million in stamp taxes and other miscellaneous expenses of $0.9 million.

Interest Expense. We incurred interest expense of $26.2 million during the Successor 2011 Period of which approximately $17.5 million was attributable to the Notes, Senior Secured Credit Facilities and the related deferred financing costs. In addition, interest expense includes approximately $5.6 million in deferred financing costs related to a bridge loan that were written off during the Successor 2011 Period. See Note 9 to the consolidated and combined financial statements for more information. Also included in interest expense during the Successor 2011 Period is approximately $3.1 million of accretion and dividends related to the Series B redeemable preferred stock.

Restructuring (Expense) Credit. Restructuring expense was $0.1 million for the Successor 2011 Period and a $0.8 million credit for the Predecessor 2011 Period compared to $10.9 million in expense for the year ended December 31, 2010. The change in restructuring expenses was primarily due to the closure of our Montreal facility in June 2010. The provision recorded for the closure of the facility in 2010 included $3.3 million in lease termination cost, $1.2 million of which was reversed during the Predecessor 2011 Period as a result of a settlement with the Montreal facility landlord.

Income Taxes. The Successor 2011 Period effective tax rate was 9.3% compared to 25.8% for the Predecessor 2011 Period. The decrease in the effective tax rate was primarily attributable to permanent items related to the Transaction more fully discussed below. For the Successor 2011 Period, permanent items increased by an after-tax amount of approximately $3.1 million due to approximately $15.0 million ($5.0 million after-tax) of nondeductible transaction costs plus $5.1 million ($1.7 million after-tax) of expected dividends from foreign subsidiaries, offset by approximately $5.6 million ($1.9 million after-tax) of income taxed at favorable rates in foreign locations.

The Predecessor 2011 Period effective tax rate was primarily affected by three items: permanent book/tax differences; tax rate differential between US and foreign rates; and uncertain tax positions. The permanent difference was approximately $1.1 million (after-tax) and was primarily related to imputed interest income for tax on non-interest bearing loans in the UK. The difference in tax computed at the US tax rate and foreign tax rates was approximately $3.9 million and was primarily due to substantial earnings in UK and Austria which have tax rates of 26% and 25%, respectively.

The Predecessor’s effective tax rate for the year end December 31, 2010 was 7.6% primarily due to the settlement of uncertain tax positions. Tax expense was reduced by an after-tax amount of ($9.2 million) in 2010 due to the favorable settlement of a Canadian tax audit resulting in the release of the tax provision of $3.8 million and the reversal of uncertain tax benefits that were previously recognized during the period of $5.4 million.

Segment Operating Results:

Net sales by segment were as follows for the Successor 2011 Period and Predecessor 2011 Period compared to the year ended December 31, 2010:

(in millions of dollars)	Consolidated Successor Company	Combined Predecessor Company
	For the Period July 20, 2011 to December 31,	For the Period January 1, 2011 to July 19,	For the Year Ended December 31,

	2011	2011	2010
Asia Pacific	$75.2	$80.2	$120.8
Europe	78.3	110.8	172.9
North America	58.3	75.9	134.7

Total	$211.8	$266.9	$428.4

Segment operating income by segment was as follows for the Successor 2011 Period and Predecessor 2011 Period compared to the year ended December 31, 2010:

(in millions of dollars)	Consolidated Successor Company	Combined Predecessor Company
	For the Period July 20, 2011 to December 31,	For the Period January 1, 2011 to July 19,	For the Year Ended December 31,

	2011	2011	2010
Asia Pacific	$8.5	$13.2	$19.8
Europe	$13.4	$22.6	$34.3
North America	$9.6	$8.9	$17.0

Asia Pacific

Net Sales. Net sales in the Asia Pacific segment were $75.2 million for the Successor 2011 Period and $80.2 million for the Predecessor 2011 Period compared to $120.8 million for the year ended December 31, 2010. The increase in sales of $34.6 million, or 28.6%, is primarily attributable to increased sales across the region as a whole, led by Shanghai, Singapore, DDG and Malaysia, which reported sales increases of $13.2, $9.7, $6.8 and $4.6 million, respectively, as discussed below.

Gross Margin. Gross margin as a percentage of net sales was 15.8% for the Successor 2011 Period and 23.3% for the Predecessor 2011 Period compared to 23.5% for the year ended December 31, 2010. The change in gross margin was primarily driven by the step-up in inventory values of approximately $3.2 million resulting from the purchase price allocation, additional amortization expense of $0.6 million related to the step-up in intangible assets, specifically technology, and additional depreciation expense of $0.6 million related to the step-up in tangible assets which resulted in increases in cost of goods sold for the Successor 2011 Period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 8.1% for the Successor 2011 Period and 6.6% for the Predecessor 2011 Period compared to 7.3% for the year ended December 31, 2010. The increase in SG&A as a percentage of net sales during the Successor 2011 Period is primarily attributable to the step-up in intangible assets, specifically customer relationships, which accounted for an additional $2.1 million in amortization expense.

Segment Operating Income. Segment operating income for the Asia Pacific segment was $8.5 million for the Successor 2011 Period and $13.2 million for the Predecessor 2011 Period compared to $19.8 million for the year ended December 31, 2010. The $1.9 million, or 9.6%, increase in operating income is primarily attributable to increased sales in Shanghai, Singapore, DDG and Malaysia, partially offset by increases in costs of goods sold attributable to the purchase price allocation discussed above.

Shanghai. The $13.2 million increase in total sales in Shanghai is primarily attributable to increased volumes across most end markets, particularly the automotive, telecommunications, consumer electronics and computer end markets. Two customers in the automotive and telecommunications end markets accounted for approximately $6.3 million of the increase, while another two customers accounted for approximately $2.2 million in additional sales attributable to new programs in the computer and automotive safety and electronics end markets.

Singapore. The $9.7 million increase in total sales in Singapore is primarily attributable to increased sales in the consumer electronics end market, with one customer accounting for approximately $7.2 million, or 74.2%, of the overall increase.

Dongguan. The DDG facility began operations in 2009 and recorded sales of approximately $0.2 million in the 4th quarter of 2009. Beginning in 2010, DDG sales continued to increase on a quarter-by-quarter basis. During the year ended December 31, 2011, approximately $3.1 million of the increase over 2010 was attributable to increased sales to five existing customers in the automotive safety and electronics and consumer electronics end markets, with another $2.3 million in sales attributable to four new customers in the automotive safety and electronics and consumer electronics end markets.

Malaysia. Similar to Shanghai and DDG, the $4.6 million increase in sales was primarily driven by increased volumes in the automotive safety and electronics and consumer electronics end markets, with one automotive safety and electronics customer accounting for approximately $2.9 million of the increase and another customer in the consumer electronics end market accounting for approximately $0.7 million in additional sales attributable to a new program.

Europe

Net Sales. Net sales in Europe were $78.3 million for the Successor 2011 Period and $110.8 million for the Predecessor 2011 Period compared to $172.9 million for the year ended December 31, 2010. The increase in sales of $16.2 million, or 9.4%, is primarily attributable to increased sales in Austria, Germany, Fishercast UK and Slovenia, which reported sales increases of $10.4, $2.6, $1.7 and $1.3 million, respectively as discussed below.

Gross Margin. Gross margin as a percentage of net sales was 20.6% for the Successor 2011 Period and 25.9% for the Predecessor 2011 Period compared to 26.3% for the year ended December 31, 2010. The change in gross margin was primarily driven by the step-up in inventory values of approximately $2.4 million resulting from the purchase price allocation, additional amortization expense of $0.9 million related to the step-up in intangible assets, (specifically technology) and additional depreciation expense of $0.8 million related to the step-up in tangible assets, which resulted in increases in cost of goods sold for the Successor 2011 Period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 8.5% for the Successor 2011 Period and 7.6% for the Predecessor 2011 Period compared to 8.2% for the year ended December 31, 2010. The increase in SG&A as a percentage of net sales during the Successor 2011 Period is primarily attributable to the step-up in intangible assets, specifically customer relationships, which accounted for an additional $2.5 million in amortization expense.

Segment Operating Income. Segment operating income was $13.4 million for the Successor 2011 Period and $22.6 million for the Predecessor 2011 Period compared to $34.3 million for the year ended December 31, 2010. The $1.7 million, or 5.0%, increase in operating income is primarily attributable increased sales in Austria, Slovenia and Fishercast UK, partially offset by increases in costs of goods sold attributable to the purchase price allocation discussed above.

Austria. The $10.4 million increase in total sales in Austria is primarily attributable to $4.0 million in new programs in 2011 primarily in the automotive safety and electronics end market and approximately $4.3 million related to changes in exchange rates between the periods.

Germany. Approximately $2.2 million, or 84.6%, of the increase in German sales is attributable to changes in the foreign exchange rates between the periods.

Fishercast UK. The $1.7 million increase in total sales at Fishercast UK is primarily attributable to increased sales to two customers in the automotive safety and electronics end market and one in the healthcare end market.

Slovenia. The $1.3 million increase in total sales in Slovenia is primarily attributable to increased volumes in the automotive safety and electronics end market, which accounted for approximately $0.9 million, or 69.2%, of the overall change.

North America

Net Sales. After winding down the operations of our Montreal facility during the first half of 2010, the facility was permanently closed effective June 30, 2010. During the period January 1, 2010 to June 30, 2010, the Montreal facility generated approximately $17.3 million in net sales. The customer contracts, tools and die casting machinery from Montreal were transferred to other Dynacast units with no significant loss of business. Approximately 25% of the Montreal business was transferred out of the North America segment to Dynacast Austria and Dynacast Malaysia and approximately 75% of the Montreal business was transferred within the North American segment, primarily to Elgin, Lake Forest and Techmire. With the exception of our Germantown facility, which reported a slight decrease in net sales during the Successor 2011 Period and the Predecessor 2011 Period compared to the year ended December 31, 2010, all of the other facilities in the North America segment reported increases in net sales during the Successor 2011 Period and the Predecessor 2011 Period compared to the year ended December 31, 2010. Net sales at Elgin, Lake Forest, Techmire and Mexico increased by approximately $8.0, $4.3, $3.4, and $2.2 million, respectively, as discussed below.

Gross Margin. Gross margin as a percentage of net sales was 21.2% for the Successor 2011 Period and 22.3% for the Predecessor 2011 Period compared to 21.6% for the year ended December 31, 2010. The change in gross margin was primarily driven by the step-up in inventory values of approximately $0.9 million resulting from the purchase price allocation, additional amortization expense of $0.1 million related to the step-up in intangible assets, specifically technology, and additional depreciation expense of $0.9 million related to the step-up in tangible assets, which resulted in increases in cost of goods sold for the Successor 2011 Period.

Selling, General and Administrative Expense. SG&A expense as a percentage of net sales was 8.2% for the Successor 2011 Period and 8.4% for the Predecessor 2011 Period compared to 9.7% for the year ended December 31, 2010. The decrease in SG&A as a percentage of net sales is primarily attributable to the increase in net sales in 2011 compared to 2010.

Segment Operating Income. Segment operating income was $9.6 million for the Successor 2011 Period and $8.9 million for the Predecessor 2011 Period compared to $17.0 million for the year ended December 31, 2010. The $1.5 million, or 8.8%, increase in operating income is primarily attributable increased sales at Lake Forest, Mexico and Techmire partially offset by increases in costs of goods sold attributable to the purchase price allocation discussed above.

Elgin. The increase in net sales in Elgin is primarily attributable to the Montreal closure. For the Successor 2011 Period and the Predecessor 2011 Period Montreal business related sales accounted for approximately 50% of Elgin’s net sales compared to 35% for the year ended December 31, 2010.

Lake Forest. Approximately $2.4 million, or 58%, of the increase in sales is attributable to one customer in the automotive electronic and safety end market. The remainder of the increase was driven by overall increased volumes in the automotive safety and electronics end market.

Mexico. The increase in total sales in Mexico is primarily attributable to the addition of a new automotive safety and electronics end market customer who accounted for approximately $1.4 million in additional revenue in 2011 and the transfer of an automotive safety and electronics end market customer from Lake Forest in 2011 who accounted for additional $1.0 million in additional sales.

Techmire. The increase in total sales at Techmire is primarily attributable to increased volumes of machine sales as well as increased die-casting sales of $0.8 and $1.9 million, respectively. During 2011 Techmire sold 13 machines with an average sales price of $0.25 million, compared to 10 machines in 2010 with an average sales price of $0.20 million. The increase in die-casting sales was driven by the fact that die-casting was transferred to Techmire from Montreal in June 2010. Accordingly, the 2010 results only include 7 months of die-casting sales.

Liquidity and Capital Resources

Cash and cash equivalents changed as follows for the periods presented:

	Consolidated Sucessor Company		Combined Predecessor Company
(in millions of dollars)	For the Year Ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year Ended December 31, 2010

Cash provided by operating activities	$32.4	$24.4	$30.9	$61.6
Cash (used in) provided by investing activities	(20.4)	(593.4)	19.7	(24.1)
Cash (used in) provided by financing activities	(6.5)	591.6	(62.9)	(62.5)
Currency effect on cash and cash equivalents	1.4	(1.5)	1.2	(4.5)

Increase (decrease) in cash and cash equivalents	$6.9	$21.1	$(11.1)	$(29.5)

Cash Flows from Operating Activities

Our requirements for working capital and capital for general corporate purposes during the Predecessor Company periods were historically satisfied as part of the company-wide cash management practices of Melrose. Following the Acquisition, Melrose no longer provides us with funds to finance our working capital or other cash requirements. Accordingly, we depend on our ability to generate cash flow from operations and to borrow funds, including under our Senior Secured Credit Facilities, for our cash needs.

Net cash provided by operating activities was $32.4 million for the year ended December 31, 2012 compared to $24.4 million for the Successor 2011 Period and $30.9 million for the Predecessor 2011 Period. The $22.9 million year-over-year decline in operating cash flow was primarily driven by the increase in cash paid for interest of approximately $32.0 million and a decrease in cash transaction costs of approximately $13.4 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory less days of purchases outstanding in accounts payable. The following table depicts our cash conversion cycle for the periods presented:

	Consolidated Successor Company		Combined Predecessor Company
(in number of days)	December 31, 2012	December 31, 2011	December 31, 2010

Accounts receivable (1)	58	53	55
Inventory (2)	36	42	45
Accounts payable (3)	(72)	(69)	(75)

Cash conversion cycle	22	26	25

(1)

Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $87.6 and $66.9 million as of December 31, 2012 and 2011, respectively.

(2)

Days of supply in inventory (“DOS”) measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $37.6 and $39.0 million as of December 31, 2012 and 2011, respectively.

(3)

Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $62.1 and $52.7 million as of December 31, 2012 and 2011, respectively.

Our cash conversion cycle improved by four days in 2012 compared to 2011. The increase in DSO of five days is primarily attributable to timing of sales, particularly sales to customers with extended payment terms, e.g. 90-days. Net sales for the three-months ended December 31, 2012 was $141.9 million, which is $26.0 million, or 22.0%, greater than the three-months ended December 31, 2011. The decrease in DOS of four days is primarily due to lower commodity costs and a decrease in work-in-progress and finished goods at December 31, 2012 of $2.7 million compared to December 31, 2011. The increase in DPO of three days is primarily attributable to timing.

Cash Flows from Investing Activities

Net cash used in investing activities was $20.4 million for the year end December 31, 2012 compared to net cash used in investing activities of $593.4 million for the Successor 2011 Period and net cash provided by investing activities of $19.7 million for the Predecessor 2011 Period. The significant change in cash flows was primarily attributable to the Acquisition during the Successor 2011 Period.

Capital expenditures have historically been incurred to expand and update the production capacity of our manufacturing operations. Our capital expenditures were $22.0 million for the year ended December 31, 2012 compared to $7.3 million for the Successor 2011 Period and $7.0 million for the Predecessor 2011 Period. For the 2013 fiscal year, we have budgeted approximately $36.0 million in capital expenditures, of which approximately $9.0 million is attributable to expansion of our facilities to accommodate the introduction of the new MIM process and the remainder is primarily attributable to expansions in Shanghai, DDG, Mexico and Austria. We expect our cash flows from operations and borrowings under our Senior Secured Credit Facilities to be sufficient to meet our capital expenditure requirements.

Cash Flows from Financing Activities

Net cash used in financing activities was $6.5 million for the year ended December 31, 2012 compared to net cash provided by financing activities of $591.6 million for the Successor 2011 Period and net cash used in financing activities of $62.9 million for the Predecessor 2011 Period. The change in cash flows was primarily attributable to net proceeds from the issuance of common and preferred stock and issuance of the Notes associated with the Transaction during the Successor 2011 Period.

Financial Position

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring our overall capitalization. Cash and cash equivalents at December 31, 2012 were $28.0 million, and we had $48.1 million of borrowing capacity under our Senior Secured Credit Facilities. Working capital at December 31, 2012 was $26.6 million compared to $9.8 million at December 31, 2011. The increase in working capital of $16.8 million is primarily attributable to an increase in cash, accounts receivable and prepaids and other assets of $6.9, $20.7 and $5.0 million, respectively, partially offset by an increase in accounts payable and accrued expenses and other liabilities of $9.4 and $6.7 million, respectively.

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

A substantial portion of our cash flows are generated by our non-U.S. subsidiaries, which may be subject to currency controls, repatriation restrictions, foreign withholding tax obligations and other limits on transfers of cash to us. We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our non-U.S. subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes.

Borrowing Arrangements

In connection with the Transactions, we entered into the Senior Secured Credit Facilities, which provide for a $50.0 million term loan and a $50.0 million revolving credit facility, including the issuance of up to $10.0 million of standby letters of credit. The Senior Secured Credit Facilities expire on July 19, 2016. At no time can our exposure under our revolving credit facility, which is defined as the aggregate principal amount of all outstanding loans under our revolving credit facility plus the aggregate amount of our letter of credit exposure (the aggregate undrawn amount of all outstanding letters of credit plus all letter of credit reimbursement obligations), exceed the total commitment of $50.0 million. As of December 31, 2012 there was $42.5 million outstanding under the term loan, no loans outstanding under the revolving credit facility and $1.9 million in undrawn letters of credit. As of December 31, 2012, we had $8.1 million available under the letter of credit commitment.

Under the Senior Secured Credit Facilities, we must satisfy maximum total leverage and minimum interest coverage ratios, each of which uses a measure titled as “Consolidated EBITDA.” Failure to comply with these covenants could result in an event of default under the Senior Secured Credit Facilities, which, if not cured or waived, could result in the acceleration of our outstanding indebtedness there under. A default under the Senior Secured Credit Facilities could also result in a cross-default under the indenture for the Notes. Accordingly, failure to comply with these covenants could have a material adverse effect on our financial condition and liquidity.

Under the Senior Secured Credit Facilities, from October 1, 2011 to September 30, 2012, the total leverage ratio of our consolidated indebtedness to Consolidated EBITDA for the four most recently completed fiscal quarters may not exceed 6.25 to 1.0. From October 1, 2012 to September 30, 2013, the maximum total leverage ratio is 5.75 to 1.0. We must also satisfy a minimum interest coverage ratio. Specifically, at any time prior to September 30, 2013, the ratio of Consolidated EBITDA to cash interest expense, in each case, for the four most recently completed fiscal quarters, may not be less than 1.75 to 1.0. As of December 31, 2012, we were in compliance with these financial covenants. Specifically, as of December 31, 2012 our total leverage ratio was 3.95 and our minimum interest coverage ratio was 2.63. The permitted leverage ratio and the permitted minimum interest coverage ratio were 5.75 to 1.0 and 1.75 to 1.0, respectively as of December 31, 2012. There are no financial covenants associated with the Notes.

We have varying needs for short-term working capital financing as a result of timing of interest payments on the Notes. Accordingly, since the Acquisition, working capital fluctuations have been financed under the revolving credit facility. Total debt was $392.5 million (the current portion of which was $6.3 million) as of December 31, 2012 and $397.5 million (the current portion of which was $5.0 million) as of December 31, 2011. See Note 9 to the audited consolidated and combined financial statements for further details.

Preferred Stock

We have 26,500 shares of Series A convertible redeemable preferred stock and 26,500 shares of Series B redeemable preferred stock outstanding. The shares of preferred stock accrue cumulative dividends of 14% of their liquidation preference per year. Unless earlier redeemed, the shares of preferred stock must be redeemed by us on July 19, 2021 for a redemption price of $1,000 per share, plus accrued and unpaid dividends. At December 31, 2011, the Series A convertible redeemable preferred stock was classified as temporary shareholders’ equity until the holder’s conversion right expired unexercised on January 15, 2012. The Series A preferred stock was reclassified as a liability on January 16, 2012. The Series B redeemable preferred stock is classified as a liability. See Note 12 to the audited consolidated and combined financial statements for further details.

Pension and Other Obligations

We have adopted and sponsor pension plans in the U.S. and in various other countries. Our ongoing funding requirements for such pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest. We determine our plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected or interest rates decline further, we may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. See Note 11 to the audited consolidated and combined financial statements for further details.

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

The indenture governing the Notes and the Senior Secured Credit Facilities contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. See Note 9 to the audited consolidated and combined financial statements for further details.

Commitments and Contingencies

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2012:

(dollars in millions)	Total	2013	2014 - 2016	2017 - 2020	Thereafter

Notes (a)	$576.6	$32.4	$97.1	$447.1	$—
Senior secured credit facilities (b)	48.8	8.7	40.1	—	—
Mandatorily redeemable preferred stock (c)	209.8	—	—	—	209.8
Operating lease obligations	52.8	8.3	19.3	14.0	11.2
Management consulting fee (d)	18.9	2.5	7.5	7.5	1.4
Accrued pension and retirement benefit obligations	21.5	2.6	6.5	8.1	4.3

Total (e)	$928.4	$54.5	$170.5	$476.7	$226.7

(a)	Represents $350.0 million in aggregate principal amount of Notes due July 15, 2019 and includes future interest payments at an annual rate of 9.25%, payable semi-annually on January 15th and July 15th of each year, commencing on January 15, 2012.
(b)	The Senior Secured Credit Facilities provide for:

•

a $50.0 million revolving credit facility with a maturity date of July 19, 2016, including a $10.0 million letter of credit sub-facility. As of December 31, 2012, we had no amounts drawn on the revolving credit facility. We have the ability to continually refinance amounts drawn on the revolving credit facility through its maturity on July 19, 2016; and

•	a $50.0 million term loan with a maturity date of July 19, 2016. As of December 31, 2012 we had $42.5 million outstanding under the term loan.

Borrowings under the Senior Secured Credit Facilities bear interest at a variable rate plus an applicable margin. For purposes of the table, a rate of 6% per annum was utilized for calculating future interest payments. See Note 9 to the audited consolidated and combined financial statements for further details.

(c)	Includes cumulative dividends on Series A and Series B preferred stock at an annual rate of 14%. Management currently does not intend to pay dividends on the preferred stock until the mandatory redemption date of July 19, 2021.
(d)	The management consulting agreement automatically renews for successive one-year terms unless terminated in advance. For purposes of the table, it was assumed that payment of the consulting fee would terminate upon redemption of the preferred stock.
(e)	Certain reserves and contractual obligations were excluded from the table above due to the uncertainty in timing or amounts of such payments. These include approximately $2.9 million of reserves for uncertain tax positions, $9.5 million of warrants, and variable interest on the revolving credit facility, of which no amounts are outstanding at December 31, 2012.

The table does not reflect the fact that in the normal course of business, we are liable for short-term contracted metal purchases and certain other purchases. In the opinion of management, such short-term obligations will not significantly affect our financial condition, results of operations or cash flows and have been excluded from the table due to the lack of available information to accurately capture such commitments.

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

Critical Accounting Policies

The preparation of the financial statements included in this Form 10-K in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Our significant accounting policies are summarized in Note 2 to our audited consolidated and combined financial statements. The following noted accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Significant estimates in these financial statements include the allocation of purchase price, restructuring charges, deferred revenue, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, fair value of warrants, uncertain income taxes, income tax valuation allowances and pension and post retirement benefit liabilities. Actual results could differ materially from these estimates.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives (“EUL”) of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets EUL. See Note 5 to the consolidated and combined financial statements for further details.

We review the carrying value of property or equipment for impairment whenever events and circumstances indicate that the carrying value of property and equipment may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the property and equipment. The factors we considered in performing this assessment include current and projected operating results, trends and prospects, the manner in which the property and equipment is used, and the effects of obsolescence, demand, competition and other economic factors.

Derivative Instruments

We account for derivatives at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated foreign currency translation. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. Certain derivatives that require physical delivery may qualify for, and be designated as normal purchases/sales. Such contracts are accounted for on an accrual basis.

We use derivative instruments, such as foreign currency forward contracts, as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in foreign currency. As a matter of policy, we do not use derivatives for trading or speculative purposes.

Fair Value

We utilize various valuation techniques to determine fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1 Measurements”) and the lowest priority to unobservable inputs (“Level 3 Measurements”). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market rates obtained from independent sources. Unobservable inputs are inputs that reflect our estimates about the assumptions market participants would use in the pricing of the asset or liability based on the best information available. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value we utilize observable market prices if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value techniques appropriate for a particular financial instrument. Those techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts we would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

Our warrants are valued at fair value. A change in the fair value of stockholders’ equity of $10.0 million would cause the value of the warrants to increase by approximately $0.4 million. See Note 15 to the audited consolidated and combined financial statements contained under Item 8 of Part II of this Form 10-K for further information.

Revenue Recognition

We recognize revenue from the sale of our products at the time the goods are delivered and title passes, provided the earnings process is complete and revenue is measurable. Delivery is determined by our shipping terms, which are primarily FOB shipping point. Revenue is recorded at the net amount to be received after deductions for estimated discounts, allowances and returns. These estimates and reserves are determined and adjusted as needed based upon historical experience, contract terms and other related factors.

For orders with multiple elements (i.e., tooling, die-cast parts, replacement tooling, etc.) and where one or more elements are undelivered at the end of a reporting period, we recognize revenue on the delivered elements only after the determination has been made that the delivered elements have stand alone value and there is objective and reliable evidence to determine the selling price of the undelivered elements. Based on the assessment of the respective stand-alone value, we have determined that the original tool, die-cast units and replacement tools each represent a separate unit of accounting.

When the price of the replacement tool is implicitly or explicitly included in the price of the die cast components, we defer a portion of revenue to reflect the estimated portion of revenue for each die cast part related to the vendor-specific objective evidence (“VSOE”) of selling price for the replacement tool. Revenue for the original tool and sale of individual die-cast parts is recognized upon delivery and transfer of title as summarized above. We defer revenue for replacement tools until delivery and transfer of title of such tools.

A newly adopted accounting standard effective as of January 1, 2011 related to the accounting for revenue arrangements with multiple deliverables requires the allocation of the contractual arrangement’s value based on the relative selling price of the separately identified units of accounting within the arrangement. The standard requires a hierarchy of evidence to be followed when determining the best evidence of the selling price of an item. The best evidence of selling price for a unit of accounting is VSOE or the price charged when a deliverable is sold routinely on a standalone basis. When VSOE is not available to determine selling price, relevant third-party evidence, (“TPE”), of selling price should be used, such as prices competitors charge for interchangeable services to similar clients. When neither VSOE nor TPE of selling price for similar deliverables exists, we use our best estimate of selling price, (“BESP”), considering all relevant information that is available.

We generally are not able to establish TPE for our products, as our deliverables are highly customized and competitor pricing is not available. BESP for deliverables is generally established based on labor costs, risks, and expected profit margins developed from the competitive bidding process for customer contracts.

Shipping costs incurred to transport products to the customer which are not reimbursed by the customer are included in cost of goods sold.

We do not offer any specific warranty that products and services sold are free from defects. Typically all returns and rework on shipped orders occur within a month after the shipment. Historically, we have experienced very low levels of returned products and do not consider the effect of returned products and assembled machines to be material.

Goodwill

We evaluate the recoverability of goodwill of each of our reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of market multiples and discounted cash flow analysis based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. This evaluation is performed annually during the fourth quarter and is sensitive to changes in market interest rates and projected cash flows.

As of December 31, 2012, goodwill was allocated to the reporting units as follows (in millions of dollars):

Reporting Unit	Operating Segment	Balance at December 31, 2012

Dynacast Elgin	North America	$13.1
Dynacast Lake Forest	North America	17.7
Dynacast Mexico	North America	4.4
Dynacast Peterborough	North America	11.6
Dynacast Austria	Europe	79.8
Dynacast Germany	Europe	28.0
Dynacast Slovenia	Europe	2.3
Dynacast Spain	Europe	7.6
Fishercast UK	Europe	3.5
Dynacast India	Asia Pacific	3.2
Dynacast Malaysia	Asia Pacific	13.8
Dynacast Shanghai	Asia Pacific	30.1
Dynacast Singapore	Asia Pacific	18.6
Dynacast South China (Dongguan)	Asia Pacific	9.1

		$242.8

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Excluding our domestic US operations, approximately 40.0% of our international sales are transacted in USD, while the majority of expense and capital purchasing activities are transacted in local currencies. As such, we are exposed to fluctuations in foreign currencies. Melrose was responsible for the treasury activities of the Dynacast Group and, as part of the Acquisition, retained all hedges. Subsequent to the Acquisition, we implemented a new hedging and cash flow program through which we attempt to minimize short-term business exposure to foreign currency exchange rate risks. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value, we have instituted foreign currency net investment and cash flow hedge programs. As of December 31, 2012 the terms of our foreign exchange contracts ranged from less than one month to 48 months. These contracts are designated as net investment hedges and are carried on our balance sheet at fair value with the effective portion of the contract’s gains or losses included in other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized. As of December 31, 2012 and 2011 we had an aggregate outstanding notional amount of approximately $73.3 and $32.7 million in foreign exchange contracts, respectively. The increase in the notional amount of $40.6 million in foreign exchange contracts is attributable our desire to have sufficient USD cash flows to service the Notes and the Senior Secured Credit Facilities through 2016.

The total foreign currency exchange transaction gains and losses included in net income for the year ended December 31, 2012, the Successor 2011 Period, the Predecessor 2011 Period and year ended December 31, 2010 amounted to a $0.8 million loss, $0.8 million gain, $0.1 million loss, and a $3.7 million loss, respectively.

Interest Rate Risk

We are subject to interest rate market risk in connection with our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities provide for variable rate borrowings of up to $100.0 million, including availability of $50.0 million under the revolving credit facility. A change in the variable interest rate of 1.0% would cause our annual interest expense to fluctuate by approximately $0.3 and $0.5 million based on outstanding borrowings at December 31, 2012 and December 31, 2011, respectively.

Commodity Price Risk

We purchase certain raw materials that are subject to price volatility caused by fluctuations in supply and demand as well as other factors. To help mitigate the impact of higher commodity prices, we have multiple-source and geographically diverse procurement policies and have negotiated fixed price supply contracts with many of our commodity suppliers. In addition, we have agreements in place with the vast majority of our customers to provide for the pass-through of changes in the price of zinc, aluminum and magnesium, our primary raw materials. In the vast majority of cases, metal prices are set each month proactively based upon the previous month’s metal index. Although this can create a lag-effect in a rising or falling market, changes in the price of zinc, aluminum or magnesium do not significantly impact our operations. Due to the rapid manufacturing process, we generally hold a low level of raw material inventory.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page
Audited Consolidated and Combined Financial Statements
Report of Independent Registered Public Accounting Firm	50
Consolidated Statements of Operations for the Year Ended December 31, 2012 and the Period July 20, 2011 to December 31, 2011 and the Combined Statements of Operations for the Period January 1, 2011 to July 19, 2011 and the Year Ended December 31, 2010	52
Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2012 and the Period July 20, 2011 to December 31, 2011 and the Combined Statements of Comprehensive Income for the Period January 1, 2011 to July 19, 2011 and the Year Ended December 31, 2010	53
Consolidated Balance Sheets as of December 31, 2012 and 2011	54
Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and the Period July 20, 2011 to December 31, 2011 and the Combined Statements of Cash Flows for the Period January 1, 2011 to July 19, 2011 and Year Ended December 31, 2010	55
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2012 and the Period July 20, 2011 to December 31, 2011	56
Combined Statements of Equity for the Period January 1, 2011 to July 19, 2011 and the Year Ended December 31, 2010	57
Notes to the Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dynacast International Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Dynacast International Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2012 and the period from July 20, 2011 to December 31, 2011. We have also audited the accompanying combined statements of operations, comprehensive income, equity, and cash flows of Dynacast Group (the “Predecessor”) for the period January 1, 2011 to July 19, 2011. These financial statements are the responsibility of the Company’s and Predecessor’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Neither the Company nor the Predecessor is required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s or the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dynacast International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the period from July 20, 2011 to December 31, 2011, and the combined results of Dynacast Group’s operations and cash flows for the period from January 1, 2011 to July 19, 2011, in conformity with accounting principles generally accepted in the United States of America.

The Predecessor was acquired by the Company on July 19, 2011. The accompanying combined statements of operations, comprehensive income, equity and cash flows from the period January 1, 2011 to July 19, 2011, were prepared to present the results of operations and cash flows for the Predecessor, as described in Note 1 to the financial statements, and may not necessarily be indicative of all conditions that would have existed or the results of operations or cash flows if the Predecessor had operated as a stand-alone company for the period from January 1, 2011 to July 19, 2011.

/s/ Deloitte and Touche LLP

Charlotte, North Carolina
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dynacast International Inc.:

We have audited the combined statements of income, comprehensive income, cash flows and changes in equity of the Dynacast Group (the “Predecessor”) for the year ended December 31, 2010. These combined financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Predecessor is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the results of the Predecessor’s operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined statements of income, comprehensive income, cash flows and changes in equity for the year ended December 31, 2010 were prepared to present the results of operations and cash flows of the Predecessor, as described in Note 1 to the financial statements, and may not necessarily be indicative of all conditions that would have existed or the results of operations and cash flows if the Predecessor had been operated as a stand-alone company for the fiscal year ended December 31, 2010.

As discussed in Note 2, the accompanying combined financial statements have been retrospectively adjusted for the presentation of separate combined statements of comprehensive income.

/s/ Deloitte LLP

London, United Kingdom

February 10, 2012

(June 7, 2012 as to the effect of the retrospective presentation of separate combined statements of comprehensive income as discussed in Note 2)

DYNACAST INTERNATIONAL INC.

Statements of Operations

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010

Net sales	$519.4	$211.8	$266.9	$428.4
Costs of goods sold	(398.0)	(170.5)	(203.7)	(326.2)

Gross margin	121.4	41.3	63.2	102.2
Operating expenses:
Selling, general and administrative expense	(62.1)	(21.4)	(24.3)	(40.5)
Transaction costs	(0.6)	(16.5)	—	—
Restructuring (expense) credit	(0.5)	(0.1)	0.8	(10.9)

Total operating expenses	(63.2)	(38.0)	(23.5)	(51.4)
Operating income	58.2	3.3	39.7	50.8

Other income (expense)
Interest expense	(52.1)	(26.2)	(1.5)	(4.9)
Interest/other income	0.2	0.6	0.1	1.2

Income (loss) before income taxes	6.3	(22.3)	38.3	47.1

Income tax (expense) benefit	(6.9)	2.1	(9.8)	(3.6)

Net (loss) income	(0.6)	(20.2)	28.5	43.5

Less: net income attributable to non-controlling interests	(0.3)	(0.1)	(0.2)	(0.4)

Less: Series A preferred stock dividends and accretion	(0.2)	(3.3)	—	—

Net (loss) income attributable to controlling stockholders	$(1.1)	$(23.6)	$28.3	$43.1

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Statements of Comprehensive Income (Loss)

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Net (loss) income	$(0.6)	$(20.2)	$28.5	$43.1
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0.6, $(0.6), $-0-, and $-0-	13.3	(28.5)	6.2	(0.4)
Pensions, net of tax of $0.3, $0.4, $-0-, and $0.2	(3.5)	—	—	(0.3)
Unrealized gains (losses) on cash flow hedges, net of tax of $-0-, $-0-, $0.3, and $0.4	0.6	(0.2)	(0.4)	0.4
Transfer to statement of operations on cash flow hedges, net of tax of $-0-, $-0-, $-0-, and $0.3	(0.3)	—	(0.3)	0.2

Total	10.1	(28.7)	5.5	(0.1)

Comprehensive income (loss)	9.2	(48.9)	34.0	43.0

Less: comprehensive (income) loss attributable to non-controlling interests	(0.3)	0.6	(0.3)	(0.4)
Less: Series A preferred stock dividends and accretion	(0.2)	(3.3)	—	—

Comprehensive income (loss) attributable to controlling stockholders	$8.7	$(51.6)	$33.7	$42.6

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Balance Sheets

December 31, 2012 and 2011

	Consolidated Successor Company
(in millions of dollars)	2012	2011

Assets
Current assets
Cash and cash equivalents	$28.0	$21.1
Accounts receivable, net of reserve for uncollectible accounts of $1.3 million and $2.5 million, respectively	87.6	66.9
Inventory	37.6	39.0
Prepaids and other assets	14.5	9.5
Deferred income taxes	4.3	5.8

Total current assets	172.0	142.3

Property and equipment, net of accumulated depreciation of of $23.7 million and $6.5 million, respectively	127.5	119.9
Intangible assets, net of accumulated amortization of $23.4 million and $6.9 million, respectively	261.9	270.7
Goodwill	242.8	238.4
Deferred financing costs	19.7	22.1
Other assets	4.5	2.2
Deferred income taxes	5.3	4.9

Total assets	$833.7	$800.5

Liabilities and Equity
Current liabilities
Accounts payable	$62.1	$52.7
Income taxes payable	3.0	6.8
Accrued expenses and other liabilities	49.8	43.1
Accrued interest	15.0	14.6
Deferred revenue	8.4	8.4
Current portion of accrued pension and retirement benefit obligations	0.6	0.6
Current portion of long-term debt	6.3	5.0
Deferred income taxes	0.2	1.3

Total current liabilities	145.4	132.5

Other liabilities	4.5	1.6
Accrued interest and dividends	11.7	3.4
Accrued pension and retirement benefit obligations	23.5	19.5
Long-term debt, net	386.2	392.5
Mandatorily redeemable preferred stock	53.0	26.5
Warrants	9.5	6.1
Deferred income taxes	70.3	72.2

Total liabilities	704.1	654.3

Series A convertible mandatorily redeemable preferred stock, $0.001 par value; 26,500 shares authorized, 26,500 issued and outstanding at December 31, 2011	—	26.5
Puttable common stock; $0.001 par value: 1,500 shares authorized and outstanding at December 31, 2012 and 2011, respectively	1.5	1.5

Commitments and contingencies

Equity
Common stock; $0.001 par value: 300,000 shares authorized and 170,000 outstanding at December 31, 2012 and 2011, respectively	0.2	0.2
Additional paid-in capital	167.5	166.6
Accumulated foreign currency translation adjustments, net	(14.5)	(27.8)
Unrealized gains (losses) on cash flow hedges, net	0.1	(0.2)
Cumulative unrealized pension losses, net	(4.3)	(0.8)
Accumulated deficit	(24.7)	(23.6)

Total equity attributable to controlling stockholders	124.3	114.4

Non-controlling interests	3.8	3.8

Total equity	128.1	118.2

Total liabilities and equity	$833.7	$800.5

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Statements of Cash Flows

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Cash flows from operating activities
Net (loss) income	$(0.6)	$(20.2)	$28.5	$43.5
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	32.6	13.8	8.3	15.9
Management fee from Melrose	—	—	0.5	0.8
Amortization of deferred financing costs	3.6	7.1	—	—
Inventory step-up	—	6.5	—	—
Accretion of preferred stock	—	0.8	—	—
Non-cash transaction expenses	—	3.5	—	—
Change in fair value of derivatives	(0.3)	—	—	—
Deferred income taxes	(4.6)	(6.2)	(0.6)	(4.0)
Change in fair value of warrants	3.4	(1.9)	—	—
Beneficial conversion value of Series A preferred stock	0.9	—	—	—
Other	0.6	0.8	0.9	4.5
Changes in operating assets and liabilities:
Accounts receivable	(20.0)	4.4	(10.3)	(8.8)
Inventory	(3.4)	(3.2)	(1.1)	(6.0)
Prepaid and other assets	(1.4)	2.3	(1.7)	—
Accounts payable	14.0	6.5	3.5	14.6
Income taxes payable	0.4	(2.3)	(0.4)	(4.1)
Accrued expenses and other liabilities	0.3	(3.9)	1.5	5.2
Accrued interest and dividends	8.5	16.3	—	—
Other	(1.6)	0.1	1.8	—

Net cash flows provided by operating activities	32.4	24.4	30.9	61.6

Cash flows from investing activities
Business acquisition, net of cash acquired	—	(585.6)	—	—
Capital expenditures	(22.0)	(7.3)	(7.0)	(9.5)
Purchase of Slovenia stock	—	(0.8)	—	—
Settlements of derivative contracts	1.6	0.3	0.6	—
Notes receivable issued to affiliates	—	—	—	(14.6)
Repayments of notes receivable issued to affiliates	—	—	26.1	—

Net cash flows (used in) provided by investing activities	(20.4)	(593.4)	19.7	(24.1)
Cash flows from financing activities
Issuance of common stock	—	170.0	—	—
Issuance of preferred stock	—	53.0	—	—
Issuance of long-term debt	—	400.0	—	—
Draws on revolver	24.5	6.5	—	—
Repayments of revolver	(24.5)	(6.5)	—	—
Debt issuance costs	(1.2)	(28.9)	—	—
Distributions to Melrose, net	—	—	(26.1)	—
Dividends paid to Melrose	—	—	(12.9)	(11.0)
Contributions from Melrose	—	—	4.3	—
Dividends paid to non-controlling interests	(0.3)	—	(0.2)	(0.2)
Notes payable issued to affiliates	—	—	—	(50.4)
Repayments of long-term debt	(5.0)	(2.5)	(0.4)	(0.9)
Repayments of notes payable from affiliates	—	—	(27.6)	—

Net cash flows (used in) provided by financing activities	(6.5)	591.6	(62.9)	(62.5)

Effect of exchange rate changes on cash and cash equivalents	1.4	(1.5)	1.2	(4.5)
Net change in cash and cash equivalents	6.9	21.1	(11.1)	(29.5)
Cash and cash equivalents
Beginning of period/year	21.1	—	27.8	57.3

End of period/year	$28.0	$21.1	$16.7	$27.8

Supplemental investing and financing activities:
Capital expenditures which were accrued but not paid	$2.7	$1.9	$0.2	$2.1
Capital expenditures previously accrued which were paid	$1.9	$0.2	$2.1	$0.6

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Successor Company Consolidated Statement of Stockholders’ Equity

for the Period July 20, 2011 to December 31, 2011 and the Year ended December 31, 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
(in millions of dollars, except share data)	Number of Shares	Value

Beginning Balance at July 20, 2011	—	$—	$—	$—	$—	$—	$—
Net (loss) income	—	—	—	(20.3)	—	0.1	(20.2)
Other comprehensive loss, net	—	—	—	—	(28.8)	(0.7)	(29.5)
Issuance of common stock	170,000	0.2	165.8	—	—	—	166.0
Fair value of non-controlling interest	—	—	—	—	—	5.6	5.6
Purchase of non-controlling interest in Slovenia						(1.2)	(1.2)
Series A preferred stock dividends	—	—	—	(1.6)	—	—	(1.6)
Accretion of Series A preferred stock to redemption value	—	—	—	(1.7)	—	—	(1.7)
Beneficial conversion value for Series A preferred stock	—	—	0.8	—	—	—	0.8

Balance at December 31, 2011	170,000	$0.2	$166.6	$(23.6)	$(28.8)	$3.8	$118.2

Net loss (income)	—	$—	$—	$(0.9)	$—	$0.3	$(0.6)
Other comprehensive income, net	—	—	—	—	10.1	—	10.1
Beneficial conversion value for Series A preferred stock	—	—	0.9	—	—	—	0.9
Series A preferred stock dividends	—	—	—	(0.2)	—	—	(0.2)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.3)	(0.3)

Balance at December 31, 2012	170,000	$0.2	$167.5	$(24.7)	$(18.7)	$3.8	$128.1

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Predecessor Company Combined Statements of Equity

For the Period January 1, 2011 to July 19, 2011 and the Year ended December 31, 2010

(in millions of dollars)	Melrose Net Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity Attributable to Melrose	Non-controlling Interests	Total

Balance at December 31, 2009	$395.6	$(9.6)	$(70.2)	$315.8	$2.0	$317.8

Net income	—	—	43.1	43.1	0.4	43.5
Other comprehensive income, net	—	(0.1)	—	(0.1)	—	(0.1)
Dividends paid	—	—	(11.0)	(11.0)	(0.2)	(11.2)
Contributions from Melrose	3.6	—	—	3.6	—	3.6

Balance at December 31, 2010	399.2	(9.7)	(38.1)	351.4	2.2	353.6

Net income	—	—	28.3	28.3	0.2	28.5
Other comprehensive income, net	—	5.4	—	5.4	0.1	5.5
Dividends paid	—	—	(12.8)	(12.8)	(0.3)	(13.1)
Contribution from Melrose	4.8	—	—	4.8	—	4.8
Distributions to Melrose	(51.9)	—	—	(51.9)	—	(51.9)

Balance at July 19, 2011	$352.1	$(4.3)	$(22.6)	$325.2	$2.2	$327.4

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

1.	Organization of Business and Basis of Presentation

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

Dynacast is a global provider of small-sized precision die-cast parts in zinc, aluminum, and magnesium alloys. Dynacast is headquartered in Charlotte, North Carolina and currently operates 22 facilities in 16 countries globally and is organized into the following reportable segments (Note 18):

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

Basis of Presentation

The Group’s business prior to the Acquisition Date described above and in Note 3, is considered a predecessor company to Dynacast. The combined statements of operations, comprehensive income, cash flows and equity for the period January 1, 2011 to July 19, 2011 and for the year ended December 31, 2010 include the results of operations and cash flows of the Group reflecting the historical carrying values of the Group’s business on a predecessor basis.

Combined financial statements for the period January 1, 2011 through July 19, 2011 (the “Predecessor 2011 Period”) is for the period immediately prior to the close of the sale as described in Note 3.

Consolidated financial statements as of December 31, 2012 and 2011 and for the period July 20, 2011 through December 31, 2011 (the “Successor 2011 Period”) include the financial position, results of operations, comprehensive income (loss), cash flows and stockholders’ equity for Dynacast on a successor basis, reflecting the impact of the purchase price allocation (Note 3).

The Predecessor Company’s combined financial statements may not be indicative of Dynacast’s future performance and do not necessarily reflect what Dynacast’s combined results of operations, financial position and cash flows would have been had Dynacast operated as an independent, stand-alone company during the periods presented. In addition, the Predecessor Company and Successor Company financial statements are not comparable due to the fair value allocations associated with the acquisition (Note 3). The nature and diversity of Melrose’s businesses made it difficult to identify corporate costs specific to each of its businesses and therefore, in accordance with Staff Accounting Bulletin (“SAB”) Topic 1, Financial Statements, Dynacast management allocated certain Melrose corporate expenses incurred by Melrose but not charged directly to the Group. These services included legal, insurance, and tax services as well as treasury support, which entailed the management of currency and interest rate risk and access to short and long-term debt. Dynacast management allocated corporate costs in equal proportions across each of the Group’s business for each of the Predecessor Company periods shown. In the opinion of Dynacast’s management, the allocations of Melrose expenses are reasonable.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Melrose did not specifically allocate expenses incurred at Melrose related to the sale of the Group as these costs were not considered direct costs of the Group.

Principle of Combination or Consolidation

These accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which Dynacast or the Group exercised control and when applicable, entities for which Dynacast or the Group has a controlling financial interest or is the primary beneficiary. All intercompany transactions have been eliminated.

Foreign Currency

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income (loss) (“AOCI”). Income and expenses are translated at the average monthly rates of exchange in effect during the year/period. Gains and losses from foreign currency transactions of these subsidiaries are included in selling, general and administrative expense or cost of goods sold.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Significant estimates in these financial statements include the allocation of purchase price, restructuring charges, deferred revenue, estimates of future cash flows associated with asset impairments, fair value of warrants, uncertain income taxes, income tax valuation allowances and pension and post-retirement benefit liabilities. Actual results could differ materially from these estimates.

2.	Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Accounts Receivable

Dynacast sells products to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk. Dynacast continuously evaluates the creditworthiness of its customers and generally does not require collateral.

Dynacast evaluates the collectability of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, Dynacast records a specific reserve for bad debt to reduce the related receivable to the amount Dynacast reasonably believes is collectible. Dynacast also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are also reviewed for potential write-offs on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, Dynacast’s estimate of the recoverability of receivables could be further adjusted.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Inventory

Inventories are stated at the lower of cost or market. Beginning July 20, 2011 cost is determined using the last-in-first-out (“LIFO”) method for all inventories held in the U.S.; whereas for inventories not held in the U.S. cost is determined on a weighted average cost basis. For the Predecessor Company periods, cost was determined using the first-in-first-out method for all inventories held in the U.S.; whereas for all inventories not held in the U.S. inventories were recorded under the weighted average cost basis. Dynacast performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventory to net realizable value (Note 4).

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives (“EUL”) of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets EUL (Note 5).

Dynacast reviews the carrying value of property or equipment for impairment whenever events and circumstances indicate that the carrying value of property and equipment may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the property and equipment. The factors considered by Dynacast management in performing this assessment include current and projected operating results, trends and prospects, the manner in which the property and equipment is used, and the effects of obsolescence, demand, competition and other economic factors.

Intangible Assets

Intangible assets include customer relationships, technology, trade-names and computer software. Indefinite-lived intangible assets (e.g. trade-names) are not subject to amortization and are assessed at least annually for impairment in the fourth quarter in conjunction with Dynacast’s goodwill impairment testing or more frequently if certain events or circumstances warrant. Assumptions critical to the evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in the evaluation of trade-names, projected average revenue growth and projected long-term growth rates in the determination of terminal values. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

Customer relationships are amortized on an accelerated basis consistent with the valuation methodology used to establish the original fair value of the recorded customer relationships. Technology and computer software intangible assets are amortized on a straight-line basis over their EUL (Note 6).

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Derivatives

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated foreign currency translation adjustments. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of AOCI and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. Certain derivatives that require physical delivery may qualify for, and be designated as normal purchases/sales. Such contracts are accounted for on an accrual basis.

Dynacast uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency (Note 7). As a matter of policy, Dynacast does not use derivatives for trading or speculative purposes.

Goodwill

Dynacast evaluates goodwill for impairment annually in the fourth quarter at the reporting unit level which is the operating segment or one level below the operating segment level. Dynacast also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. Dynacast assesses the fair value of each reporting unit for its goodwill impairment test based on a discounted cash flow model and a market approach. Assumptions critical to Dynacast’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue and operating income growth, and projected long-term growth rates in the determination of terminal values.

Dynacast measures the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

Deferred Financing Costs

Deferred financing costs, which consist of the costs incurred to obtain financing, are deferred and amortized into interest expense in the accompanying statements of operations using the straight-line method which approximates the effective interest method over the term of the related financing.

Income Taxes

Dynacast accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries that are considered to be permanently invested (Note 14).

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Dynacast’s income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. Dynacast has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken, which could result in additional liabilities for taxes and interest. Dynacast regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.

Existing authoritative guidance requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. Dynacast’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease Dynacast’s effective tax rate, as well as impact operating results.

Revenue Recognition

Dynacast recognizes revenue from the sale of its products at the time the goods are delivered, title passes, and, as appropriate, when customer acceptance has occurred. Delivery is determined by Dynacast’s shipping terms, which are primarily FOB shipping point. Shipping costs are included in the cost of sales. Revenue is recorded at the net amount to be received after deductions for estimated discounts, sales allowances and returns. These deductions are determined and adjusted as needed based upon historical experience, contract terms and other related factors.

Some of Dynacast’s contractual arrangements with customers involve multiple deliverables, such as new tooling, die-cast parts, and replacement tools among others. Dynacast recognizes revenue on the delivered elements only after the determination has been made that the delivered elements have stand-alone value and there is objective and reliable evidence of the selling price of the undelivered elements. If the multiple deliverables within the arrangement each have stand-alone value to the customer, then a separate unit of accounting is assigned to each separate deliverable. Deferred revenue is recorded to reflect the estimated portion of revenue for die-cast parts that relate to replacement tools that are not billed separately. If the multiple deliverables are not considered to each have stand-alone value to the customer because the separate deliverables can only be used together, then the deliverables are considered bundled and only one unit of accounting is assigned to the entire arrangement.

A newly adopted accounting standard effective as of January 1, 2011 related to the accounting for revenue arrangements with multiple deliverables requires the allocation of the contractual arrangement’s value based on the relative selling price of the separately identified units of accounting within the arrangement. The standard requires a hierarchy of evidence to be followed when determining the best evidence of the selling price of an item. The best evidence of selling price for a unit of accounting is vendor-specific objective evidence, (“VSOE”), or the price charged when a deliverable is sold routinely on a stand-alone basis. When VSOE is not available to determine selling price, relevant third-party evidence, (“TPE”), of selling price should be used, such as prices competitors charge for inter-changeable services to similar clients. When neither VSOE nor TPE of selling price for similar deliverables exists, Dynacast will then use its best estimate of selling price, (“BESP”), considering all relevant information that is available.

Dynacast generally is not able to establish TPE for its products, as its deliverables are highly customized and competitor pricing is not available. BESP for deliverables is generally established based on labor costs, risks, and expected profit margins developed from the competitive bidding process for customer contracts.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1 Measurements”) and the lowest priority to unobservable inputs (“Level 3 Measurements”). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market rates obtained from independent sources. Unobservable inputs are inputs that reflect Dynacast’s estimates about the assumptions market participants would use in the pricing of the asset or liability based on the best information available. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The three levels of the fair value hierarchy are described below:

• Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

• Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

• Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

In determining fair value, Dynacast uses various valuation techniques. Observable market prices are used when available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value techniques appropriate for a particular financial instrument. Those techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts Dynacast would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.

Reclassification

Certain prior period amounts have been reclassified to conform to current classifications. Prepaids and other assets and accrued expense and other liabilities were grouped into one line item within current assets and liabilities on the accompanying consolidated balance sheets, respectively.

Recent Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. Dynacast considers the applicability and impact of all ASUs.

In May 2011, the FASB issued guidance to clarify the concepts applicable to fair value measurement of non-financial assets which requires the disclosure of quantitative information about the unobservable inputs used in fair value measurement. This guidance was effective for interim and annual periods beginning after December 15, 2011 and was applied prospectively. The implementation of this authoritative guidance resulted in additional disclosures (See Note 15).

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

In June 2011, the FASB issued guidance to revise the presentation of comprehensive income in either a single continuous statement or two separate but consecutive statements. The single continuous statement of comprehensive income must include the components of net income, a total for net income, the components of other comprehensive income (“OCI”), a total for OCI, and a total for comprehensive income. The separate but consecutive statements must report components of net income and total net income in the statement of operations, which must be immediately followed by a statement of OCI that must include the components of OCI, a total for OCI, and a total for comprehensive income.

The above guidance was effective for the first reporting period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Dynacast adopted this guidance on January 1, 2012. The implementation of this authoritative guidance changed the presentation of comprehensive income and did not have any impact on Dynacast’s financial position or results of operations.

In February 2013, the FASB issued an accounting standard update to the guidance discussed above which adds new disclosure requirements for items reclassified out AOCI. This guidance is intended to improve the transparency of changes in OCI and items reclassified out of AOCI. It does not amend any existing requirements for reporting net income or OCI. The guidance is effective for fiscal years, and interim periods beginning after December 15, 2012; however, early adoption is permitted. Dynacast is currently evaluating the impact of our pending adoption of guidance on our consolidated financial statements.

In September 2011, the FASB issued an accounting standard update related to the calculation of goodwill impairment. Although this update does not change the calculation of goodwill impairment, it does however simplify how to test for impairment. Specifically, a company would be permitted to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the fair value of the reporting unit is more likely than not greater the carrying amount, it is not necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. This guidance became effective for fiscal years beginning after December 15, 2011; however early adoption is permitted. Dynacast early adopted this guidance in the fourth quarter of 2011 for all but one of its reporting units. Dynacast did not utilize the qualitative assessment during its annual impairment testing in 2012.

In December 2011, the FASB issued guidance on disclosure requirements related to offsetting arrangements. The guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial users to understand the effect of those arrangements on an entity’s financial position. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. Dynacast does not believe this change will have a significant impact on our results of operations or financial condition.

In July 2012, the FASB amended the guidance related to the testing of indefinite-lived intangible assets for impairment. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance is effective for Dynacast in fiscal 2013 and earlier adoption is permitted. Dynacast is currently evaluating the impact of our pending adoption of guidance on our consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

3.	Acquisitions

Group Acquisition

On the Acquisition Date, pursuant to a share purchase agreement, Dynacast acquired in a stock acquisition, 100% of the Group’s businesses held by Melrose for $590.0 million in cash, plus cash on hand, less outstanding note payables to affiliates, net, (the “Acquisition”). In conjunction with the Acquisition, Dynacast and its wholly-owned subsidiaries issued $350.0 million in 9.25% Senior Secured Second Lien Notes due 2019 (the “2019 Notes”) and entered into a $100.0 million Senior Secured First Lien Credit Facility consisting of a $50.0 million term loan and a $50.0 million revolving credit facility, collectively (the “Credit Facility”), with certain lenders to finance the Acquisition and provide for working capital (Note 9).

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

Dynacast Slovenia

On December 5, 2011, Dynacast Holdings Ltd, a wholly-owned indirect subsidiary of Dynacast, purchased the remaining 30 percent interest in Dyancast Loz Doo (“Slovenia”) for approximately $0.7 million.

4.	Inventory

Inventory was comprised of the following components as of:

	Consolidated Successor Company
(in millions of dollars)	December 31, 2012	December 31, 2011

Raw materials	$7.7	$6.4
Work-in-progress	12.6	17.4
Finished goods	16.4	14.3

Total FIFO	36.7	38.1
Excess of LIFO inventory value over actual cost	0.9	0.9

Total	$37.6	$39.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Beginning July 20, 2011 domestic inventories are valued using the LIFO method. These inventories were approximately 12.3% and 12.4% of total inventory at December 31, 2012 and 2011, respectively. Other inventories are valued using the weighted average cost basis.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

5.	Property and Equipment

Property and equipment was comprised of the following components as of:

	Consolidated Successor Company
(in millions of dollars)	December 31, 2012	December 31, 2011

Land and buildings	$19.6	$18.4
Machinery and equipment	131.6	108.0

	151.2	126.4
Less: accumulated depreciation	(23.7)	(6.5)

	$127.5	$119.9

The EUL for property and equipment are as follows:

Land and buildings	Over expected economic life not exceeding 50 years
Machinery and equipment	3 to 12 years

Depreciation expense was as follows for the periods shown:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Depreciation expense	$16.6	$6.5	$5.9	$11.7

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

6.	Intangible Assets and Liabilities

Dynacast’s intangible assets primarily relate to customer relationships, technology and indefinite-lived trade names within each of Dynacast’s segments.

• Customer Relationships

–   Dynacast’s customers operate in the automotive safety and electronics, consumer electronics, healthcare, hardware, and computer and peripherals end markets among others. Dynacast’s customers range from large multi-national companies to small businesses. At the Acquisition Date the estimated remaining useful lives for customers was based on past customer retention experience, generally 15 to 20 years. Amortization of customer relationships is on an accelerated basis consistent with the valuation methodology used to value the customer relationships on the Acquisition Date;

• Technology

–   Dynacast’s proprietary multi-slide technology is largely not patented (with the exception being the Techmire technology which Dynacast acquired in 2007). Dynacast’s technology/machinery is internally designed and built. Furthermore, Dynacast’s technology is not in the public domain as Dynacast does not sell its technology to third parties, thus it would be extremely difficult to replicate Dynacast’s technology which has been developed over several decades. At the Acquisition Date the estimated remaining useful lives for technology was 15-years; and

• Trade Names

–   Dynacast’s products are marketed under many trade names including Dynacast itself, Techmire and FisherCast. Given the strength of the various trade names, their long history and Dynacast management’s intention to continue to use the trade names for the foreseeable future, an indefinite life was assigned to these trade names.

Intangible assets and related accumulated amortization included the following activity during the year ended December 31, 2012:

	Consolidated Successor Company
(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total

Gross carrying amount at January 1, 2012	$172.2	$52.4	$52.4	$0.6	$277.6
Additions during the year	—	—	—	0.2	0.2
Foreign currency translation	4.5	1.5	1.5	—	7.5

Balance at December 31, 2012	176.7	53.9	53.9	0.8	285.3

Gross accumulated amortization at January 1, 2012	(5.2)	(1.6)	—	(0.1)	(6.9)
Amortization expense	(12.4)	(3.5)	—	(0.2)	(16.1)
Foreign currency translation	(0.3)	(0.1)	—	—	(0.4)

Balance at December 31, 2012	(17.9)	(5.2)	—	(0.3)	(23.4)

Net book value at December 31, 2012	$158.8	$48.7	$53.9	$0.5	$261.9

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Intangible assets and related accumulated amortization included the following activity during the Successor 2011 Period:

	Consolidated Successor Company
(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total

Gross carrying amount at beginning of period	$—	$—	$—	$—	$—
Additions during the period	182.0	55.7	55.7	0.6	294.0
Foreign currency translation	(9.8)	(3.3)	(3.3)	—	(16.4)

Balance at December 31, 2011	172.2	52.4	52.4	0.6	277.6

Amortization expense	(5.2)	(1.6)	—	(0.1)	(6.9)

Balance at December 31, 2011	(5.2)	(1.6)	—	(0.1)	(6.9)

Net book value at December 31, 2011	$167.0	$50.8	$52.4	$0.5	$270.7

Intangible assets and related accumulated amortization included the following activity during the Predecessor 2011 Period:

	Predecessor Combined Company
(in millions of dollars)	Computer Software	Other Intangibles Assets (1)	Total

Gross carrying amount at beginning of period	$2.8	$53.2	$56.0
Foreign currency translation	0.2	1.2	1.4

Balance at July 19, 2011	3.0	54.4	57.4

Gross accumulated amortization at beginning of period	(2.1)	(21.3)	(23.4)
Amortization expense	(0.2)	(2.2)	(2.4)
Foreign currency translation	(0.1)	(0.5)	(0.6)

Balance at July 19, 2011	(2.4)	(24.0)	(26.4)

Net book value at July 19, 2011	$0.6	$30.4	$31.0

(1)	Other intangible assets consisted primarily of customer relationships and trademarks which were amortized on a straight-line basis over a EUL of 10 and 20 years, respectively.

Amortization expense for intangible assets subject to amortization was $4.2 million for the Predecessor Company year ended December 31, 2010.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

The Successor Company estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows:

(in millions of dollars)

2013	$16.0
2014	15.6
2015	15.3
2016	15.1
2017	14.6
Thereafter	131.4

$208.0

7.	Derivatives

The use of derivative financial instruments exposes Dynacast to market risk related to foreign currency exchange rates. Dynacast uses forward contract derivative instruments to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The term of foreign exchange contracts as of December 31, 2012 ranged from less than one month to 48 months.

Dynacast uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities.

Dynacast reports its derivative positions on the balance sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. Dynacast monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.

The following table sets forth the fair value of Dynacast’s derivative contracts recorded on the balance sheets as of:

		Consolidated Successor Company
(in millions of dollars)	Balance Sheet Location	December 31, 2012	December 31, 2011

Foreign exchange forward contracts	Prepaids and other assets	$0.3	$1.3

Total		$0.3	$1.3

		Consolidated Successor Company
(in millions of dollars)	Balance Sheet Location	December 31, 2012	December 31, 2011

Foreign exchange forward contracts	Accrued expenses and other liabilities	$1.4	$0.2

Total		$1.4	$0.2

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

The following table sets forth the impact that changes in fair values of derivative contracts, designated as net investment and cash flow hedges, had on other comprehensive income and results for the periods presented below:

		Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	Statements of Operations Location	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Foreign exchange forward contracts (losses)	Selling, General and Administrative	$(0.3)	$—	$—	$—
Foreign exchange forward contracts gains	Cost of Goods Sold	—	—	0.3	—

Total		$(0.3)	$—	$0.3	$—

		Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	Statements of Comprehensive Income (Loss) Location	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Foreign exchange forward contracts gains	Foreign currency translation, net of tax	$0.5	$1.6	$—	$—
Foreign exchange forward contracts gains (losses)	Unrealized gain on cash flow hedges, net of tax	0.1	(0.2)	0.3	0.4

Total		$0.6	$1.4	$0.3	$0.4

As of December 31, 2012 and 2011 Dynacast had an aggregate outstanding notional amount of approximately $73.3 and $32.7 million in foreign exchange contracts, respectively.

8.	Goodwill

Goodwill, by reportable segment, included the following activity for the periods shown:

	Consolidated Successor Company
(in millions of dollars)	Asia Pacific	Europe	North America	Total

Balance at beginning of period	$—	$—	$—	$—
Additions during the period	75.8	126.8	48.4	251.0
Foreign currency translation	(1.9)	(10.1)	(0.6)	(12.6)

Balance at December 31, 2011	73.9	116.7	47.8	238.4

Acquisition adjustments during the period related to a prior period acquisition	(1.1)	1.6	(1.2)	(0.7)
Foreign currency translation	2.0	2.8	0.3	5.1

Balance at December 31, 2012	$74.8	$121.1	$46.9	$242.8

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

9.	Debt

Long-term debt was comprised of the following components:

	Consolidated Successor Company
(in millions of dollars)	As of December 31, 2012			For the Year Ended December 31, 2012
	Commitment Amount	Due Date	Balance Outstanding	Interest Expense (12)	Commitment Fees	Letter of Credit Fees

2019 Notes (1) (2)	$350.0	July 15, 2019	$350.0	$32.4	n/a	n/a
Credit Facility (3) (10)			—
Term Loan (3) (4) (5) (6) (10) (11)	50.0	July 19, 2016	42.5	2.8	$—	n/a
Revolver (3) (4) (5) (6) (7) (8) (9) (10) (11)	50.0	July 19, 2016	—	0.3	0.3	n/a
Letter of Credit Facility (8) (9) (10) (11)
Chartis Casualty Company	1.8	July 19, 2013	—	n/a	n/a	$0.1
Zurich American Insurance Company	0.1	July 19, 2013	—	n/a	n/a	—

			$392.5
Less: current portion			(6.3)

Total			$386.2

	Consolidated Successor Company
	As of December 31, 2011			For the Period July 20, 2011 to December 31, 2011
	Commitment Amount	Due Date	Balance Outstanding	Interest Expense (12)	Commitment Fees	Letter of Credit Fees

2019 Notes (1) (2)	$350.0	July 15, 2019	$350.0	$14.6	n/a	n/a
Credit Facility (3) (10)			—
Term Loan (3) (4) (5) (6) (10) (11)	50.0	July 19, 2016	47.5	1.3	$—	n/a
Revolver (3) (4) (5) (6) (7) (8) (9) (10) (11)	50.0	July 19, 2016	—	0.1	0.2	n/a
Letter of Credit Facility (8) (9) (10) (11)
Chartis Casualty Company	1.8	July 19, 2012	—	n/a	n/a	$—
Zurich American Insurance Company	0.1	July 19, 2012	—	n/a	n/a	—

			$397.5
Less: current portion			(5.0)

Total			$392.5

(1)

The 2019 Notes were co-issued by Dynacast International LLC (“Dynacast International”) and Dynacast Finance Inc. (“Dynacast Finance” and collectively the “Issuers”) each wholly-owned subsidiaries of Dynacast. The 2019 Notes are guaranteed on a senior secured basis by Dynacast and all of Dynacast’s direct and indirect domestic subsidiaries that guarantee the obligations of Dynacast International under the Credit Facility (Note 19). The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether now owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances.

(2)	Interest is fixed at 9.25% with interest payments due semi-annually on January 15th and July 15th, commencing on January 15, 2012. Interest accrued from July 19, 2011.
(3)

Dynacast has a Credit Facility for $100.0 million which is available for working capital purposes, including the provision of letters of credit. Outstanding balances under the Term Loan and the Revolver bear interest at a rate equal to, at Dynacast’s option, either (i) the alternative base rate (“ABR”) plus the applicable margin (4) for ABR loans; or (ii) adjusted London Interbank Offered Rate (“LIBOR”) plus applicable margin(5) for Eurodollar loans.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

(4)

The ABR is equal to the greatest of (a) the base rate in effect for such day, (b) federal funds effective rate in effect on such day plus 0.50% or (c) the adjusted LIBOR for an interest period of one-month beginning on such day plus 100 basis points; provided that the ABR shall be deemed to be not less that 2.50% per annum. The ABR for the year ended December 31, 2012 and 2011 was 3.25% and 2.50%, respectively.

(5)

Adjusted LIBOR Rate with respect to any Eurodollar Borrowing for any interest period is (a) an interest rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) determined by the Administrative Agent to be equal to the LIBOR rate for such Eurodollar Borrowing in effect for such interest period divided by (b) 1 minus the Statutory Reserves (if any) for such Euro Borrowing for such interest period; provided that the Adjusted LIBOR Rate shall be deemed to be not less than 1.50% per annum. The Adjusted LIBOR Rate was 1.50% for the years ended December 31, 2012 and 2011.

(6)

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

(8)

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

(9)	The fronting fee to any issuing bank in its capacity as an issuer of letters of credit is 0.25% on the average daily amount of letter of credit exposure.
(10)

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

(11)	Accrued fees are payable in arrears on the last business day of March, June, September and December of each year.
(12)	Excludes amortization of debt issuance costs.

The letter of credit commitment is $10.0 million; however, at no time can Dynacast’s revolver exposure, which is defined as the aggregate principal amount of all outstanding Revolver loans plus the aggregate amount of Dynacast’s letter of credit exposure which is defined as the sum of (a) the aggregate undrawn amount of all outstanding letters of credit plus (b) the aggregate principal amount of all letter of credit reimbursement obligations, exceed the total Revolver commitment of $50.0 million. As of December 31, 2012, Dynacast had approximately $8.1 million available under the letter of credit commitments (Note 17).

Future minimum principal payments as of December 31, 2012 are as follows:

(in millions of dollars)

2013	$6.3
2014	7.5
2015	16.2
2016	12.5
2017	—
Thereafter	350.0

$392.5

The effective interest rate for the Term Loan and Revolver was 6.0% for the year ended December 31, 2012 and 2011.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

The Credit Facility contain covenants that, among other things, restrict Dynacast’s ability to incur additional indebtedness, grant liens, make investments, loans or advances, pay dividends, engage in mergers, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. Dynacast does not expect these covenants to unreasonably restrict its liquidity, financial condition or access to capital resources in the foreseeable future.

Dynacast is also subject to a maximum total leverage ratio and minimum interest coverage ratio under the Credit Facility. As of December 31, 2012 and 2011, Dynacast was in compliance with the total leverage ratio and the actual minimum interest coverage ratio, respectively. There are no financial covenants associated with the 2019 Notes.

To the extent that the 2019 Notes were not issued on or prior to the Acquisition Date, Dynacast had arranged for a separate senior secured second lien bridge facility (the “Second Lien Bridge Facility”) which was to provide second lien bridge loans in the aggregate amount of up to $350.0 million minus the aggregate principal amount of the 2019 Notes issued on or prior to the Acquisition Date. Dynacast subsequently issued $350.0 million in 2019 Notes on the Acquisition Date and, accordingly, Dynacast wrote-off approximately $5.6 million in deferred financing costs related to the Second Lien Bridge Facility, which is included in interest expense in the accompanying consolidated statement of operations for the Successor 2011 Period.

Cash paid for interest during the Successor Company year ended December 31, 2012 was $35.6 million.

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

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

10.	Restructuring and Employee Severance

Dynacast considers restructuring activities as programs that fundamentally change Dynacast’s operations such as closing facilities or moving manufacturing of a product to another location. Restructuring activities may also involve substantial re-alignment of the management structure of a business unit in response to changing market conditions. A liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which it is incurred except for a liability for a one-time termination benefit, which is recognized over its future service period.

Restructuring (expense) credit was comprised of the following components during the periods shown:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Employee related	$(0.5)	$—	$—	$—
Facility exit and other costs	—	(0.1)	0.8	(10.9)

Total	$(0.5)	$(0.1)	$0.8	$(10.9)

Dynacast management established a restructuring program in March 2012 at its facility in France aimed at improving the operating income margin (the “France Restructuring”). The France Restructuring, which was completed in 2012, consisted entirely of employee-related cash costs including severance and other termination benefits.

In 2009, Dynacast’s management announced a plan to close the manufacturing facility in Montreal, Canada (the “Montreal Closure”) which entailed the transfer of assets from Montreal to Austria, Malaysia, Singapore, and other existing North American facilities, the severance of certain employees, the closure of the Montreal facility itself and associated lease costs.

Subsequent to vacating the Montreal facility Dynacast management negotiated a lease termination settlement during the Predecessor 2011 Period which resulted in a reduction to the reserve of approximately $1.3 million which is recorded in restructuring expense (credit) in the accompanying Predecessor Company combined statement of operations. As of December 31, 2012 there are no remaining accruals related to the Montreal Closure.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

The following tables summarize activity related to Dynacast’s restructuring and employee severance accruals during the periods presented:

	Consolidated Successor Company
(in millions of dollars)	Employee Related	Facility exit and other costs	Total

Balance at beginning of period	$—	$—	$—
Assumed liability at acquisition	—	1.0	1.0
Current period utilization	—	(0.5)	(0.5)
Foreign currency translation	—	(0.1)	(0.1)

Balance at December 31, 2011	—	0.4	0.4
Additions during the period	0.5	—	0.5
Current period utilization	(0.5)	(0.4)	(0.9)

Balance at December 31, 2012	$—	$—	$—

	Combined Predecessor Company
(in millions of dollars)	Employee Related	Facility exit and other costs	Total

Balance at January 1, 2010	$—	$0.9	$0.9
Additions during the year	—	3.3	3.3
Current period utilization	—	(1.4)	(1.4)
Foreign currency translation	—	0.1	0.1

Balance at December 31, 2010	—	2.9	2.9
Current period utilization	—	(0.7)	(0.7)
Reduction to provision	—	(1.3)	(1.3)
Foreign currency translation	—	0.1	0.1

Balance at July 19, 2011	$—	$1.0	$1.0

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

11.	Employee Benefit and Retirement Plans

Defined Contribution Savings Plans

Substantially all employees in the U.S. are covered by a defined contribution plan, pursuant to which Dynacast matches a percentage of employee contributions up to a maximum level. This tax qualified plan is maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Matching contributions to the U.S. plan were $0.4 million for the year ended December 31, 2012, $0.2 million for the Successor 2011 Period, $0.2 million for the Predecessor 2011 Period, and $0.4 million for the year ended December 31, 2010.

A certain number of employees outside of the U.S. participate in defined contribution plans in accordance with local regulations. Expense for these international plans was recognized in the amounts of $-0- for the year ended December 31, 2012, $0.2 million for the Successor 2011 Period, $0.2 million in the Predecessor 2011 Period, and $0.3 million for the year ended December 31, 2010.

Defined Benefit Plans

Dynacast sponsors defined benefit plans covering certain domestic and international employees. Plan benefits are generally based on years of service and/or compensation. Dynacast’s funding policy is to contribute not less than the minimum amounts required by ERISA, the Internal Revenue Code of 1986, as amended, or foreign statutes to assure that plan assets will be adequate to provide retirement benefits plus any additional amounts that Dynacast may determine to be appropriate considering the funding status of the plans, tax deductibility, cash flow generated by Dynacast and other factors. As of December 31, 2012 the plans had accumulated benefit obligations that exceeded the fair value of the plan’s assets.

Dynacast made voluntary contributions of $0.4 million during the Successor 2011 Period. Dynacast did not make any voluntary contributions to the defined benefit plans during the year ended December 31, 2012. Dynacast continually reassesses the amount and timing of any discretionary contributions. The Group made voluntary contributions of $0.8 million during the Predecessor 2011 Period and $0.5 million during the year ended December 31, 2010.

Included in accumulated other comprehensive income at December 31, 2012 is $5.0 million ($ 3.5 million net of tax) related to net unrecognized actuarial losses. Dynacast expects to recognize $0.1 million ($0.1 million net of tax) of costs in 2013 associated with net actuarial losses.

The following tables provides a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Successor Company consolidated balance sheets for the periods presented:

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Consolidated Successor Company
(in millions of dollars)	December 31, 2012	December 31, 2011

Change in Projected Benefit Obligations

Benefit obligation at beginning of period	$30.9	$—
Assumed liability at Acquisition Date	—	31.8
Service cost	0.7	0.3
Interest cost	1.4	0.7
Actuarial loss	4.4	0.7
Benefits paid	(2.0)	(1.0)
Foreign currency translation	0.5	(1.6)

Benefit obligation at end of period	$35.9	$30.9

Change in Plan Assets
Fair value of assets at beginning of period	$10.8	$—
Fair value of plan assets at Acquisition Date	—	11.6
Actual return (loss) on plan assets	1.2	(0.2)
Employer contributions	1.8	0.4
Benefits paid	(2.0)	(1.0)

Fair value of assets at end of period	11.8	10.8

Funded status	$(24.1)	$(20.1)

Amounts Recognized in the Balance Sheet

	Consolidated Successor Company
(in millions of dollars)	December 31, 2012	December 31, 2011

Accrued pension and retirement benefit obligations	$24.1	$20.1

	$24.1	$20.1

Amounts Recorded in AOCI

	Consolidated Successor Company
(in millions of dollars)	December 31, 2012	December 31, 2011

Net pre-tax actuarial loss	$(5.0)	$(1.2)

	$(5.0)	$(1.2)

An estimated $0.1 million will be amortized to income in 2013.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Components of Net Periodic Pension Costs

The following table presents the components of net periodic pension cost for the periods presented:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Service cost-benefits earned during the period	$0.7	$0.3	$0.2	$0.6
Interest cost on projected benefit obligation	1.4	0.7	0.4	1.4
Expected return on plan assets	(0.6)	(0.3)	(0.3)	(0.6)
Amortization of prior service cost and acturial loss	0.1	—	—	0.2

Net periodic pension costs	$1.6	$0.7	$0.3	$1.6

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost

The following table presents the weighted average assumptions used to determine net periodic pension costs for the periods presented:

	Consolidated Successor Company		Combined Predecessor Company
	For the Year ended December 31, 2012 (1)	For the Period July 20, 2011 to December 31, 2011 (1)	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Discount rate	4.63	4.94	4.94	5.22
Rate of compensation increase	3.00	3.00	3.00	3.00
Expected return on plan assets	6.00	6.00	6.00	6.00

The expected return on plan assets assumption is derived by taking into consideration the target plan asset allocation, historical rates of return on those assets and projected future asset class returns. An asset return model is used to develop an expected range of returns on plan investments over a 20-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The result is then rounded down to the nearest 25 basis points.

Weighted-Average Assumptions Used to Determine Benefit Obligations

The following table presents the weighted average assumptions used to determine benefit obligations for the periods presented:

	Consolidated Successor Company		Combined Predecessor Company
	December 31, 2012 (1)	December 31, 2011 (1)	July 19, 2011	December 31, 2010
Weighted average discount rate	3.46	4.63	4.94	5.22
Rate of compensation increase	3.01	3.00	3.00	3.00

(1)	Assumptions used in the above tables represent the assumptions utilized for all plans for the Successor Company year ended December 31, 2012 and the Successor 2011 Period.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Plan Assets

The following table summarizes the fair values and levels within the fair value hierarchy in which the plans assets fair value measurements fall:

	Consolidated Successor Company
	Level One Fair Value
(in millions of dollars)	December 31, 2012	December 31, 2011
Assets
Cash	$1.0	$0.9
Equity	5.2	4.8
Debt	5.6	5.1

	$11.8	$10.8

Investment Strategy

Dynacast seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. Dynacast manages this allocations strategy with the assistance of independent diversified professional investment management organizations. Dynacast’s investment strategy for its U.S. defined benefit plan is to achieve a return sufficient to meet the expected near-term benefits payable under the U.S. plan when considered along with the minimum funding requirements. The target allocation of the U.S. plan assets is 45% in equity securities, 47% in fixed income securities and 8% to all other types of investments.

Estimated Future Benefits

The following table shows the Successor Company’s estimated future benefits payments for all defined plans:

(in millions of dollars)

2013	$2.6
2014	2.0
2015	2.4
2016	2.1
2017	2.2
Thereafter	10.6

$21.9

Contributions

Dynacast expects to contribute $1.4 million to the pension plans in 2013. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

12.	Redeemable Common and Preferred Stock and Warrants

Series A Preferred Stock

On the Acquisition Date, Dynacast issued 26,500 shares of Series A Convertible Mandatorily Redeemable Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”) to an affiliate of Macquarie Capital (USA), Inc. (“Macquarie”).

After consideration of the allocation of the fair value associated with the Macquarie warrants, the Series A Preferred Stock included a beneficial conversion feature equal to approximately $0.8 million. This feature was recorded at issuance as an adjustment to additional paid in capital.

Subsequent to the initial recognition, Dynacast has chosen to recognize changes in the redemption value of Series A Preferred Stock immediately as they occur and to adjust the carrying amount of the shares to equal the redemption value at the end of each reporting period. As such, the discount recorded as a result of the issuance of the Macquarie warrants and the beneficial conversion feature was fully accreted during the Successor 2011 Period.

The Series A Preferred Stock participates pari passu with the Series B Redeemable Preferred Stock as to dividends and liquidation preference, and is generally entitled to receive dividends of up to 14% (12% if the dividends are paid when declared) of the preferred stock’s liquidation preference per year. Dividends are payable at the option of Dynacast or upon redemption. As of December 31, 2012 and 2011 approximately $0.2 and $1.7 million, respectively, in Series A dividends payable were recorded as a charge to accumulated deficit and have been classified as a long-term liability on the Successor Company accompanying consolidated balance sheet.

The Series A Preferred Stock was convertible within 180-days of issuance into common stock at $1,000 per share. However, since the conversion option was not exercised within this 180-day window, the Series A Preferred Stock must be redeemed for cash by Dynacast on the tenth anniversary of the date it was first issued. In addition, Dynacast also retains a call option to redeem the Series A Preferred Stock at any time after the expiration of the 180-day conversion option. This call option is exercisable through the mandatory redemption date of the Series A Preferred Stock, and if exercised, Dynacast is required to pay the following premiums upon redemption: i) if within the first year after issuance, par value plus accrued and unpaid dividends, plus a 8% premium; ii) if after the first year but before the second year after issuance, par value plus accrued and unpaid dividends, plus a 4% premium; and iii) if at any time after the second year after issuance, par value plus accrued and unpaid dividends.

The Series A Preferred Stock was classified as temporary stockholders’ equity at December 31, 2011 (rather than as a liability) as the shares were convertible to common stock for a period of time. Macquarie did not convert the Series A Preferred Stock into common stock within 180-days; accordingly the Series A Preferred Stock was reclassified from temporary stockholders’ equity to a long-term liability as of January 16, 2012 as the Series A Preferred Stock is subject to mandatory redemption (Note 15).

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Series B Preferred Stock

On the Acquisition Date, Dynacast issued 26,500 shares of Series B Redeemable Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) to Macquarie.

The Series B Preferred Stock participates pari passu with the Series A Redeemable Preferred Stock as to dividends and liquidation preference, and is generally entitled to receive dividends of up to 14% (12% if the dividends are paid when declared) of the preferred stock’s liquidation preference per year. Dividends are payable at the option of Dynacast or upon redemption. As of December 31, 2012 and 2011 approximately $5.9 and $1.7 million, respectively, in Series B dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the accompanying Successor Company consolidated balance sheet.

The Series B Preferred Stock is required to be redeemed by Dynacast on the tenth anniversary of the date it is first issued; accordingly Dynacast has classified the Series B Preferred Stock as a liability at December 31, 2012 and 2011. In addition, Dynacast also retains a call option to redeem the Series B Preferred Stock at any time after issuance. This call option is exercisable through the mandatory redemption date of the Series B Preferred Stock, without penalty and at a redemption price per share equal to the Series B Liquidation Preference (the “Series B Redemption Price”) plus any accrued and unpaid dividends thereon.

Due to the existence of the Dynacast call option to redeem the Series B Preferred Stock, Dynacast is required to measure the Series B Preferred Stock at its redemption value at the end of each reporting period as if settlement of the redemption option had occurred at each reporting date. As a result, the discount recorded was fully accreted to interest expense during the Successor 2011 Period.

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

Macquarie Warrants

In conjunction with the Acquisition, Dynacast granted 3,960 warrants to an affiliate of Macquarie for the purchase of Dynacast common stock at an exercise price of $0.001. The Macquarie warrants expire on the tenth anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement. The Macquarie warrants contain a contingent put right which enables the holders of the warrants to require Dynacast to redeem the warrants at $1,000 per warrant share in the event that either the Series A or Series B Preferred Stock are redeemed. In addition, the Macquarie warrants also contain non-standard ownership dilution protection in the events that additional shares of common stock are issued to shareholders other than Macquarie. These warrants are classified as liabilities measured at fair value in the statement of financial position at December 31, 2012 and 2011, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in the results of operations.

Fifty percent of the Macquarie warrants were valued at approximately $2.0 million and are included in transaction costs during the Successor 2011 Period based on Macquarie’s role as a financial advisor to Kenner in consummating the Acquisition with the remaining 1,980 warrants allocated on a relative fair value basis primarily between Series A Preferred Stock and Series B Preferred Stock.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

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

Similar to the Macquarie warrants, the Kenner warrants also contain non-standard ownership dilution protection in the event that additional shares of common stock are issued to shareholders other than Kenner. These warrants are classified as liabilities measured at fair value in the statement of financial position at December 31, 2012 and 2011, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in the results of operations.

13.	Share Based Payments

In July 2011 in contemplation of the Acquisition, Dynacast granted 9,982 restricted stock units (“RSU”) to certain executives (the “Participants”) providing services to Dynacast. Each RSU granted represents the right to receive one share of Dynacast’s common stock, par value $0.001. The RSUs are subject to certain service and performance conditions affecting exercisability.

In November 2012, Dynacast granted an additional 499 RSUs to a certain executive on substantially the same terms as the 9,982 RSUs issued in contemplation of the Acquisition discussed above.

The RSUs shall vest upon the earliest to occur of (i) the consummation of an IPO (as defined in the Management Subscription Agreement) while the Participant remains employed by Dynacast; (ii) a substantial liquidity event that is also a “change in control event,” as such term is used in Treasury Regulation § 1.409A-3(i)(5)(i) (with Dynacast as the “corporation”), which results in Dynacast’s equity holders receiving net proceeds in an amount equal to the sum of $250.0 million plus the amount of any additional equity investments in Dynacast that occur after the “Effective Date” (as defined in the Participant’s employment agreement) and prior to such change in control event (a “Change in Control”), while the Participant remains employed by Dynacast; or (iii) the Participant’s termination by Dynacast without cause, the Participant’s termination by Dynacast for disability or a Dynacast reason, the Participant’s termination for good reason, or the Participant’s termination by reason of death, in each case as defined in and pursuant to Section 5 of the Participants employment agreement (a “Qualifying Termination”).

As a result of the call option that Dynacast has to repurchase any stock obtained through the vesting of the RSUs within six-months from the date of vesting, such awards will be classified as liabilities when it is deemed probable that they will vest. Dynacast has determined that it is probable that it will exercise its call option in the event that a Participant no longer provides service to Dynacast. As of December 31, 2012 no liability has been recorded associated with the RSUs as it was not deemed probable that the service and performance conditions required for vesting would be met.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

14.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Income taxes
Current
Federal	$—	$—	$1.0	$0.4
State	0.4	—	0.1	—
Foreign	11.1	4.1	9.0	2.6

	11.5	4.1	10.1	3.0
Deferred
Federal	(0.7)	(3.8)	(0.6)	(3.1)
State	—	(0.5)	—	(0.3)
Foreign	(3.9)	(1.9)	0.3	4.0

	(4.6)	(6.2)	(0.3)	0.6

Total income taxes	$6.9	$(2.1)	$9.8	$3.6

The components of income (loss) from operations before income taxes are as follows:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Pretax income (loss)
United States	$(20.6)	$(38.7)	$1.1	$(4.9)
Foreign	26.9	16.4	37.2	52.0

Total pretax income (loss)	$6.3	$(22.3)	$38.3	$47.1

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

A reconciliation of the U.S. federal statutory rate with the effective tax rate is as follows:

	Consolidated Successor Company		Combined Predecessor Company
	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	3.4%	2.5%	3.0%	3.0%
Foreign earnings taxed at different rates	(43.3)%	8.7%	(11.2)%	(7.4)%
U.S. tax on remitted and unremitted earnings	20.4%	(7.8)%	0.0%	0.0%
Non-taxable foreign earnings	0.0%	10.9%	0.0%	0.0%
Interest income, not taxed	16.4%	(1.6)%	0.0%	0.0%
Enhanced capital allowance	(17.6)%	0.0%	0.0%	0.0%
Change in valuation allowance	3.4%	(9.8)%	0.0%	(0.6)%
Transaction costs	0.0%	(22.9)%	0.0%	0.0%
Preferred stock and warrants	67.4%	(0.9)%	0.0%	0.0%
Changes in income tax contingencies	20.3%	(2.6)%	0.0%	(19.5)%
Other, net	5.1%	(1.2)%	0.0%	(1.9)%

	109.5%	9.3%	25.8%	7.6%

Deferred tax assets and liabilities are comprised of the following:

	Consolidated Successor Company
(in millions of dollars)	December 31, 2012	December 31, 2011
Deferred tax assets
Net operating losses and tax credits	$21.0	$18.5
Employee compensation	1.3	—
Deferred revenue	0.7	—
Pension liabilities	4.2	3.1
Accelerated tax deductions on inventory provisions	1.2	1.4
Other	3.7	5.1
Valuation allowance	(7.6)	(2.2)

	24.5	25.9

Deferred tax liabilities
Tooling specific provision	—	(0.7)
Deferred revenue	—	(0.3)
Excess of book value of assets over tax value	(17.3)	(17.4)
Intangible assets	(67.9)	(70.2)
Other	(0.2)	—

	(85.4)	(88.6)

Net deferred tax liability	$(60.9)	$(62.7)

As of December 31, 2012, Dynacast has net operating loss carry-forwards of $52.9 million for income tax purposes in various jurisdictions. If not utilized the net operating loss carry-forwards will begin to expire in 2016.

A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely that not criteria.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Dynacast operates in multiple taxable jurisdictions and at any point in time has multiple audits underway at various stages of completion. Dynacast evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite Dynacast’s belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an on-going basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. Dynacast has tax years open from 2007 and forward. During the year ended December 31, 2012 Dynacast has recorded uncertain tax positions that are subject to indemnification from Melrose. As of December 31, 2012, Dynacast has recorded an indemnification asset of $1.3 million from Melrose which is classified as long-term and included in other assets on the accompanying consolidated balance sheet.

At December 31, 2012 $2.4 million is included in the total liability for uncertain tax positions that, depending on the ultimate resolution, could impact the effective tax rate in future periods.

Dynacast records interest and penalties on income taxes in income tax expense. Dynacast recognized interest and penalty expense of $-0- during the year ended December 31, 2012, $0.01 million during the Successor 2011 Period, $0.1 million during the Predecessor 2011 Period, and $-0- for the year ended December 31, 2010.

Cash paid for income taxes during the year ended December 31, 2012 was $14.0 million.

The following table summarizes the activity related to Dynacast’s or the Group’s gross unrecognized tax benefits for the periods presented:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Balance at beginning of period	$1.4	$—	$0.2	$5.4
Acquisition	—	0.8	—	—
Reductions during the period	—	—	(0.2)	(5.2)
Additions for current year tax positions	1.5	0.6	—	—
Additions for prior year tax positions	2.1	—	0.8	—

Total uncertain income taxes	$5.0	$1.4	$0.8	$0.2

Dynacast has approximately $14.0 million in undistributed earnings of foreign subsidiaries as of December 31, 2012, which are permanently reinvested.

During the Predecessor Company’s periods, several members of the Group shared tax losses with other entities within the Melrose Group when permissible under local tax law. Pursuant to the tax sharing arrangement, losses could be utilized by any entity within the Melrose Group. As there was no formal arrangement in place which provided compensation between the entities in relation to the losses obtained or forgiven, the Melrose Group entity which surrendered its tax loss was not compensated by the other Melrose Group entity which benefited.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

15.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following table presents Dynacast’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of:

	Consolidated Successor Company December 31, 2012
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts	$0.3	$—	$0.3	$—
Mutual funds	1.8	1.8	—	—
Guaranteed return funds	0.1	0.1	—	—

Total	2.2	1.9	0.3	—

Liabilities
Warrants	9.5	—	—	9.5
Foreign exchange forward contracts	1.4	—	1.4	—

Total	$10.9	$—	$1.4	$9.5

	Consolidated Successor Company December 31, 2011
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts	$1.3	$—	$1.3	$—
Mutual funds	1.7	1.7	—	—
Guaranteed return funds	0.1	0.1	—	—

Total	3.1	1.8	1.3	—

Liabilities
Warrants	6.1	—	—	6.1
Foreign exchange forward contracts	0.2	—	0.2	—

Total	$6.3	$—	$0.2	$6.1

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the year ended December 31, 2012 and the Successor 2011 Period:

	Consolidated Successor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, to December 31, 2011

Fair value of warrants at beginning of the period	$6.1	$—
Warrants issued during the period	—	8.0
Unrealized loss (gain) during the period	3.4	(1.9)

Fair value of warrants at the end of the period	$9.5	$6.1

The unrealized loss (gain) on the warrants is included in interest/other income (expense) in the accompanying Successor Company consolidated statement of operations.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

The following tables summarize the significant unobservable inputs for the warrants:

Consolidated Successor Company
(in millions of dollars)	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Warrants	$9.5	Option Pricing	Discount Rate	14.0% - 16.0% (15.0%)
			Volatility (1)	65.0% - 75.0%
			EBITDA Multiples (2)	6.0 x to 7.0 x (6.5)
			Enterprise Value	$652.9 - $760.8 ($706.8)
			Liquidity Event	7 to 10 years (7 years)

(1)	Volatility was 75.0% for the Kenner warrants and 65.0% for the Macquarie warrants.
(2)	Before control premium.

Non-Recurring Fair Value Measurements

During Successor Company three months ended March 31, 2012, there was a non-recurring fair value measurement required related to the reclassification of the Series A Preferred Stock from temporary stockholders’ equity to debt (See Note 12 for further information). No non-recurring fair value measurements were required related to the testing of goodwill and other intangible or intangible assets for impairment.

The following table summarizes the significant unobservable inputs for the Series A Preferred Stock:

	Consolidated Successor Company
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

The fair value of the 2019 Notes as of December 31, 2012 and 2011 was $374.5 and $329.0 million based on available market information. The carrying amounts of all other significant debt, including the Term Loan and the Revolver approximate fair value primarily based on the variable nature of the interest there upon.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

16.	Related Parties

Management Consulting Agreement

Dynacast has a management consulting agreement, (the “Consulting Agreement”), with Kenner Equity Management, LLC, (“KEM”), an affiliate of Kenner, and Kenner’s co-investors, (collectively the “Consultants”). Under the terms of the Consulting Agreement, Dynacast will pay $1.0 million to KEM and $1.5 million in aggregate to the Consultants annually. The Consulting Agreement is for successive one-year terms which automatically renew unless terminated in advance. Dynacast recognized management fee expense of approximately $2.5 million during the year ended December 31, 2012 and $1.1 million during the Successor 2011 Period, which is recorded in selling, general and administrative expense, of which approximately $0.6 million was classified as current and included in accrued expenses at December 31, 2012 and 2011.

As discussed in Note 1, the Group had historically been part of the Melrose Group. Accordingly, the Group participated in operating and financial relationships with Melrose and several holding and operating companies within the Melrose Group. These transactions primarily entailed notes payable and receivable between the Group and other members of the Melrose Group. The Group earned interest income associated with loans receivable from Melrose and the Melrose Group of approximately $0.5 million during the Predecessor 2011 Period and $1.1 million during the year ended December 31, 2010. In addition, the Group incurred interest expense associated with loans payable of approximately $2.1 million during the Predecessor 2011 Period and $4.7 million during the year ended December 31, 2010. In conjunction with the sale of the Group, the note payable to affiliate, net was paid in full at the Acquisition Date (Note 3).

As discussed in Note 1, the Predecessor Company’s combined financial statements include a management fee to reflect the allocation of certain costs incurred by Melrose on behalf of the Group. Included in the Predecessor 2011 Period is approximately $0.5 million in allocated Melrose costs which are included in selling, general and administrative expense on the accompanying combined statements of operations. During the year ended December 31, 2010 approximately $0.8 million in allocated Melrose costs are included in selling, general and administrative expense on the accompanying combined statement of operations.

In May 2011, the Group closed out all its derivative contracts with Melrose, which resulted in an approximate $0.6 million gain that is included in cost of goods sold on the accompanying combined statement of operations for the Predecessor 2011 Period.

In conjunction with the sale of the Group, Melrose paid certain executives of Dynacast approximately $7.3 million in transaction bonuses that are not included as expense in the accompanying consolidated/combined statements of operations for the Successor 2011 Period or the Predecessor 2011 Period.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

17.	Commitments and Contingencies

Operating Leases

Dynacast leases certain facilities, office space, vehicles, and equipment under operating leases.

Rental expense was as follows for the periods shown:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Rental expense	$6.7	$2.7	$3.1	$4.6

	$6.7	$2.7	$3.1	$4.6

Future minimum lease payments with respect to the operating leases with non-cancelable terms in excess of one-year are as follows:

(in millions of dollars)

2013	$8.3
2014	7.3
2015	6.4
2016	5.6
2017	4.5
Thereafter	20.7

$52.8

Guarantees

As of December 31, 2012, Dynacast had two stand-by letters of credit with various banks in the amount of approximately $1.9 million securing Dynacast’s performance of obligations primarily related to workers’ compensation (Note 9).

Purchase Obligations

Dynacast depends on a limited number of suppliers for raw materials. Dynacast generally purchases these raw materials through standard purchase orders or one-year supply agreements with such suppliers. While Dynacast seeks to maintain sufficient safety stock of raw materials and maintains on-going communication with its suppliers to guard against interruptions or cessation of supply, Dynacast’s business and results of operations could be adversely affected by a stoppage or delay in the supply of raw materials.

Litigation

Dynacast experiences routine litigation in the normal course of business. Dynacast management is of the opinion that none of this routine litigation will have a material effect on Dynacast’s financial position, results of operations or cash flows.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

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

Executive Employment Agreements

The Board of Directors has approved employment agreements for five members of senior management. These agreements have rolling terms of one year and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment or a change in control, and other employment rights and responsibilities.

18.	Segment Information

Dynacast is comprised of three reportable geographic segments: Asia Pacific, Europe and North America. Each reportable segment includes the aggregation of operating segments.

Inter-segment sales are not material, thus are not presented separately in the analysis below.

Revenue

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Asia Pacific	$206.3	$75.2	$80.2	$120.8
Europe	170.6	78.3	110.8	172.9
North America	142.5	58.3	75.9	134.7

Total	$519.4	$211.8	$266.9	$428.4

Total Assets

	Consolidated Successor Company
(in millions of dollars)	December 31, 2012	December 31, 2011

Asia Pacific	$291.8	$267.5
Europe	414.1	347.3
North America	193.0	170.3
Corporate/Eliminations	(65.2)	15.4

Total	$833.7	$800.5

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Segment Operating Income

Dynacast management evaluates the performance of geographical segments on an operating income basis before income taxes, interest, restructuring expenses/credits, Melrose expense allocation, amortization of intangible assets (2011 and 2010) and, as shown below, certain corporate transactions which are not allocated to the geographical segments. The table below reconciles segment operating income to consolidated and combined operating income for the periods presented, which in the opinion of Dynacast management is the most comparable GAAP measurement.

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Asia Pacific	$28.9	$8.5	$13.2	$19.8
Europe	21.9	13.4	22.6	34.3
North America	23.1	9.6	8.9	17.0

Segment operating income	73.9	31.5	44.7	71.1
Corporate	(14.4)	(4.4)	(2.3)	(3.8)

	59.5	27.1	42.4	67.3
Difference in basis of accounting	—	—	(0.6)	(0.3)
Restructuring (expense) credit	(0.5)	(0.1)	0.8	(10.9)
Fixed asset disposals	(0.2)	—	—	(0.6)
Melrose cost allocation	—	—	(0.5)	(0.8)
Transaction costs	(0.6)	(16.5)	—	—
Intangible asset amortization	—	(7.2)	(2.4)	(3.9)

Operating income	$58.2	$3.3	$39.7	$50.8

Depreciation and Amortization

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Asia Pacific	$12.8	$2.3	$2.1	$3.8
Europe	12.5	2.2	2.2	4.7
North America	7.1	2.0	1.5	3.3

Total segment	32.4	6.5	5.8	11.8
Corporate	0.2	0.1	0.1	0.2
Intangible asset amortization	—	7.2	2.4	3.9

Total	$32.6	$13.8	$8.3	$15.9

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Capital Expenditures

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Asia Pacific	$10.8	$3.2	$2.3	$5.2
Europe	9.0	2.8	1.3	2.7
North America	3.9	2.7	1.8	2.9

Total segment	23.7	8.7	5.4	10.8
Corporate	0.2	—	—	0.1

Total	$23.9	$8.7	$5.4	$10.9

Geographic Information

Revenue (1)

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011	For the Year ended December 31, 2010
Austria	$81.3	$36.4	$50.0	$76.0
China	90.1	35.1	36.8	51.6
United States	89.8	38.5	47.3	73.6
Singapore	81.5	26.1	26.6	43.0
Germany	36.6	17.3	23.5	38.2
Other foreign countries	140.1	58.4	82.7	146.0

Total	$519.4	$211.8	$266.9	$428.4

(1)	Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

Long-Lived Assets

	Consolidated Successor Company
(in millions of dollars)	December 31, 2012	December 31, 2011

Austria	$165.6	$147.7
China	98.1	92.0
United States	96.0	79.9
Singapore	67.5	66.1
Germany	63.7	63.9
Other foreign countries	163.6	208.6

Total	$654.5	$658.2

The above long-lived assets as of December 31, 2012 include property and equipment of approximately $23.1, $27.3, $18.6, $10.3, $12.0 and $34.2 million for Austria, China, U.S., Singapore, Germany and other foreign countries, respectively.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

19.	Supplemental Guarantor Information

The payment obligations under the 2019 Notes (see Note 9) are guaranteed, jointly and severally, by Dynacast International Inc. (the “Parent”) and all of the Parent’s 100% owned domestic subsidiaries (other than the Issuers) that guarantee the obligations of Dynacast International under the Credit Facility. These guarantees are full and unconditional, subject, in the case of the subsidiary guarantors, to customary release provisions. The Issuers are also 100% owned subsidiaries of the Parent. The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances. The 2019 Notes are instruments of the Issuers and are reflected on their balance sheets. “Pushdown” accounting has been applied to the guarantors and non-guarantors to reflect the application of purchase accounting resulting from the acquisition by the Parent on July 19, 2011 (Notes 1 and 3).

Each of the Parent and the Issuers is a holding company, with no material operations of its own and only limited assets. Dynacast conducts the vast majority of its business operations through its subsidiaries. In servicing payments to be made on the 2019 Notes and other indebtedness, and to satisfy other liquidity requirements, Dynacast will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of inter-company loan arrangements. The ability of these subsidiaries to make dividend payments to the Parent or Issuers will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

The following supplemental condensed combining financial information sets forth, on a combining basis, balance sheets, statements of operations and statements of cash flows for the Parent, the Issuers, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Parent and its subsidiaries. The condensed combining financial information has been prepared on the same basis as the consolidated financial statements of Dynacast as of and for the year ended December 31, 2012 and the Successor 2011 Period. The Parent, the Issuers and the Guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column, the Issuers column and the Guarantor columns reflect the equity in net earnings/losses of its subsidiary guarantors and subsidiary non-guarantors, as appropriate.

The Predecessor Company condensed combining financial statements for the Predecessor 2011 Period and as of and for the year ended December 31, 2010 have been prepared on the same basis as the combined financial statements of the Predecessor Company. Due to the structure of the Predecessor Company, there was no ownership among the guarantor and non-guarantor subsidiaries prior to July 19, 2011.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Condensed Combining Statements of Operations

	Successor Company
	For the Year Ended December 31, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$91.6	$433.3	$(5.5)	$519.4
Costs of goods sold	—	—	(70.0)	(333.5)	5.5	(398.0)

Gross margin	—	—	21.6	99.8	—	121.4
Operating expenses:
Selling, general and administrative expense	(5.5)	(0.2)	(15.7)	(40.7)	—	(62.1)
Transaction costs	(0.1)	(0.1)	—	(0.4)	—	(0.6)
Restructuring expense	—	—	—	(0.5)	—	(0.5)

Total operating expenses	(5.6)	(0.3)	(15.7)	(41.6)	—	(63.2)
Operating (loss) income	(5.6)	(0.3)	5.9	58.2	—	58.2
Other income (expense)
Interest and other income, net	(12.4)	(42.3)	34.1	(31.3)	—	(51.9)

(Loss) income before income taxes	(18.0)	(42.6)	40.0	26.9	—	6.3
Income tax benefit (expense)	2.2	15.9	(17.7)	(7.3)	—	(6.9)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(15.8)	(26.7)	22.3	19.6	—	(0.6)
Equity in net earnings of unconsolidated subsidiaries	14.9	41.6	19.3	—	(75.8)	—

Net (loss) income	(0.9)	14.9	41.6	19.6	(75.8)	(0.6)
Less: net income attributable to non-controlling interests	—	—	—	(0.3)	—	(0.3)
Less: Series A preferred stock dividends and accretion	(0.2)	—	—	—	—	(0.2)

Net (loss) income attributable to controlling stockholders	$(1.1)	$14.9	$41.6	$19.3	$(75.8)	$(1.1)

Total comprehensive income	$9.2	$25.0	$64.4	$31.7	$(121.1)	$9.2

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Successor Company
	For the Period July 20, 2011 to December 31, 2011
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$38.5	$176.1	$(2.8)	$211.8
Costs of goods sold	—	—	(31.0)	(142.3)	2.8	(170.5)

Gross margin	—	—	7.5	33.8	—	41.3
Operating expenses:
Selling, general and administrative expense	(2.1)	—	(5.1)	(14.2)	—	(21.4)
Transaction costs	(16.3)	(0.1)	—	(0.1)	—	(16.5)
Restructuring expense	—	—	—	(0.1)	—	(0.1)

Total operating expenses	(18.4)	(0.1)	(5.1)	(14.4)	—	(38.0)
Operating (loss) income	(18.4)	(0.1)	2.4	19.4	—	3.3
Other income (expense)
Interest and other income, net	(0.6)	(23.5)	2.5	(4.0)	—	(25.6)

(Loss) income before income taxes	(19.0)	(23.6)	4.9	15.4	—	(22.3)
Income tax benefit (expense)	1.2	7.9	(4.7)	(2.3)	—	2.1

Net (loss) income before equity in net (losses) earnings of unconsolidated subsidiaries	(17.8)	(15.7)	0.2	13.1	—	(20.2)
Equity in net (losses) earnings of unconsolidated subsidiaries	(2.5)	13.2	13.0	—	(23.7)	—

Net (loss) income	(20.3)	(2.5)	13.2	13.1	(23.7)	(20.2)
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Less: Series A preferred stock dividends and accretion	(3.3)	—	—	—	—	(3.3)

Net (loss) income attributable to controlling stockholders	$(23.6)	$(2.5)	$13.2	$13.0	$(23.7)	$(23.6)

Total comprehensive loss	$(48.3)	$(30.5)	$(16.7)	$(16.3)	$62.9	$(48.9)

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Predecessor Company
	For the Period January 1, 2011 to July 19, 2011
(in millions of dollars)	Guarantors	Non-Guarantors	Eliminations	Combined

Net sales	$47.3	$221.9	$(2.3)	$266.9
Costs of goods sold	(38.4)	(167.6)	2.3	(203.7)

Gross margin	8.9	54.3	—	63.2
Operating expenses:
Selling, general and administrative expense	(7.1)	(17.2)	—	(24.3)
Restructuring credit	—	0.8	—	0.8

Total operating expenses	(7.1)	(16.4)	—	(23.5)
Operating income	1.8	37.9	—	39.7
Other income (expense)
Interest and other income, net	(0.7)	(0.7)	—	(1.4)

Income before income taxes	1.1	37.2	—	38.3
Income tax expense	(0.5)	(9.3)	—	(9.8)

Net income	0.6	27.9	—	28.5
Less: net income attributable to non-controlling interests	—	(0.2)	—	(0.2)

Net income attributable to controlling stockholders	$0.6	$27.7	$—	$28.3

Total comprehensive income	$0.4	$33.6	$—	$34.0

	Predecessor Company
	For the Year Ended December 31, 2010
(in millions of dollars)	Guarantors	Non-Guarantors	Eliminations	Combined

Net sales	$73.6	$358.5	$(3.7)	$428.4
Costs of goods sold	(59.8)	(270.1)	3.7	(326.2)

Gross margin	13.8	88.4	—	102.2
Operating expenses:
Selling, general and administrative expense	(16.3)	(24.2)	—	(40.5)
Restructuring expense	(1.0)	(9.9)	—	(10.9)

Total operating expenses	(17.3)	(34.1)	—	(51.4)
Operating (loss) income	(3.5)	54.3	—	50.8
Other income (expense)
Interest and other income, net	(1.4)	(2.3)	—	(3.7)

(Loss) income before income taxes	(4.9)	52.0	—	47.1
Income tax benefit (expense)	3.0	(6.6)	—	(3.6)

Net (loss) income	(1.9)	45.4	—	43.5
Less: net income attributable to non-controlling interests	—	(0.4)	—	(0.4)

Net (loss) income attributable to controlling stockholders	$(1.9)	$45.0	$—	$43.1

Total comprehensive (loss) income	$(2.5)	$45.5	$—	$43.0

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Condensed Consolidating Balance Sheets

	Successor Company
	As of December 31, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$2.3	$2.5	$23.2	$—	$28.0
Accounts receivable, net	—	—	13.3	74.3	—	87.6
Inventory	—	—	5.5	32.1	—	37.6
Prepaids and other assets	0.2	0.1	4.2	12.1	(2.1)	14.5
Deferred income taxes	0.2	—	2.8	0.8	0.5	4.3

Total current assets	0.4	2.4	28.3	142.5	(1.6)	172.0
Property and equipment, net	—	—	18.5	109.0	—	127.5
Intangible assets, net	—	—	27.0	234.9	—	261.9
Goodwill	—	—	30.8	212.0	—	242.8
Other assets including deferred financing costs	0.4	19.3	—	4.5	—	24.2
Investment in unconsolidated subsidiaries	218.3	600.8	490.0	—	(1,309.1)	—
Notes receivable from affiliate, net	0.2	23.3	59.8	37.5	(120.8)	—
Deferred income taxes	3.3	19.1	—	12.9	(30.0)	5.3

Total assets	$222.6	$664.9	$654.4	$753.3	$(1,461.5)	$833.7

Liabilities and Equity
Current liabilities
Accounts payable	0.5	—	7.2	54.4	—	62.1
Income taxes payable	—	—	0.8	2.2	—	3.0
Accrued expenses and other liabilities	1.3	1.5	13.3	35.8	(2.1)	49.8
Accrued interest	—	15.0	—	—	—	15.0
Deferred revenue	—	—	2.2	6.2	—	8.4
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	6.3	—	—	—	6.3
Deferred income taxes	—	0.5	—	0.1	(0.4)	0.2

Total current liabilities	1.8	23.3	23.5	99.3	(2.5)	145.4
Other liabilities	—	—	—	4.5	—	4.5
Accrued interest and dividends	11.7	—	—	—	—	11.7
Accrued pension and retirement benefit obligations	—	—	4.3	19.2	—	23.5
Notes payable to affiliate, net	20.5	37.1	0.2	63.0	(120.8)	—
Long-term debt, net	—	386.2	—	—	—	386.2
Mandatorily redeemable preferred stock	53.0	—	—	283.5	(283.5)	53.0
Warrants	9.5	—	—	—	—	9.5
Deferred income taxes	0.3	—	25.6	73.5	(29.1)	70.3

Total liabilities	96.8	446.6	53.6	543.0	(435.9)	704.1

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—

Put table common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	124.3	218.3	600.8	154.9	(974.0)	124.3
Non-controlling interests	—	—	—	3.8	—	3.8

Total equity	124.3	218.3	600.8	158.7	(974.0)	128.1

Total liabilities and equity	$222.6	$664.9	$654.4	$753.3	$(1,461.5)	$833.7

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Successor Company
	As of December 31, 2011
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$1.9	$0.9	$18.3	$—	$21.1
Accounts receivable, net	—	—	10.8	56.1	—	66.9
Inventory	—	—	5.8	33.2	—	39.0
Prepaids and other assets	—	1.3	3.5	6.9	(2.2)	9.5
Deferred income taxes	0.6	—	3.6	1.8	(0.2)	5.8

Total current assets	0.6	3.2	24.6	116.3	(2.4)	142.3

Property and equipment, net	—	—	19.0	100.9	—	119.9
Intangible assets, net	—	—	28.3	242.4	—	270.7
Goodwill	—	—	32.6	205.8	—	238.4
Other assets, including deferred financing	0.4	21.7	1.0	1.9	(0.7)	24.3
Investment in unconsolidated subsidiaries	193.3	572.5	454.9	—	(1,220.7)	—
Notes receivable from affiliates, net	—	16.3	52.5	15.6	(84.4)	—
Deferred income taxes	0.6	7.9	—	4.9	(8.5)	4.9

Total assets	$194.9	$621.6	$612.9	$687.8	$(1,316.7)	$800.5

Liabilities and Equity
Current liabilities
Accounts payable	—	$0.8	$7.7	$44.2	—	$52.7
Income taxes payable	—	—	—	6.8	—	6.8
Accrued expenses and other liabilities	2.2	—	10.9	32.2	(2.2)	43.1
Accrued interest	—	14.6	—	—	—	14.6
Deferred revenue	—	—	3.0	5.4	—	8.4
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	5.0	—	—	—	5.0
Deferred income taxes	—	—	—	1.3	—	1.3

Total current liabilities	2.2	20.4	21.6	90.5	(2.2)	132.5
Other liabilities	—	—	0.7	1.6	(0.7)	1.6
Accrued interest and dividends	3.4	—	—	—	—	3.4
Accrued pension and retirement benefit obligations	—	—	4.5	15.0	—	19.5
Notes payable to affiliate, net	14.3	15.4	—	54.7	(84.4)	—
Long-term debt, net	—	392.5	—	—	—	392.5
Mandatorily redeemable preferred stock	26.5	—	—	283.6	(283.6)	26.5
Warrants	6.1	—	—	—	—	6.1
Deferred income taxes	—	—	13.6	67.3	(8.7)	72.2

Total liabilities	52.5	428.3	40.4	512.7	(379.6)	654.3

Convertible redeemable preferred stock	26.5	—	—	51.6	(51.6)	26.5

Puttable common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	114.4	193.3	572.5	119.7	(885.5)	114.4
Non-controlling interests	—	—	—	3.8	—	3.8

Total equity	114.4	193.3	572.5	123.5	(885.5)	118.2

Total liabilities and equity	$194.9	$621.6	$612.9	$687.8	$(1,316.7)	$800.5

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Condensed Combining Statements of Cash Flows

	Successor Company
	For the Year ended December 31, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated

Cash flows from operating activities

Net cash flows provided by (used in) operating activities	$—	$(17.1)	$36.3	$46.0	$(32.8)	$32.4

Cash flows from investing activities
Capital expenditures	—	—	(4.1)	(17.9)	—	(22.0)
Settlements of derivatives		1.6	—	—	—	1.6
Notes receivable issued to affiliates, net	—	(6.8)	(4.1)	(24.7)	35.6	—

Net cash flows used in investing activities	—	(5.2)	(8.2)	(42.6)	35.6	(20.4)

Cash flows from financing activities
Draws on revolver	—	24.5	—	—	—	24.5
Repayments of revolver	—	(24.5)	—	—	—	(24.5)
Debt issuance costs	—	(1.2)	—	—	—	(1.2)
Dividends paid to affiliates	—	—	(26.5)	—	26.5	—
Dividends paid to non-controlling interests	—	—	—	(0.3)	—	(0.3)
Notes payable from affiliates, net	—	28.9	—	0.4	(29.3)	—
Repayments of long-term debt	—	(5.0)	—	—	—	(5.0)

Net cash flows provided by (used in) financing activities	—	22.7	(26.5)	0.1	(2.8)	(6.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.4	—	1.4
Net change in cash and cash equivalents	—	0.4	1.6	4.9	—	6.9
Cash and cash equivalents
Beginning of period	—	1.9	0.9	18.3	—	21.1

End of period	$—	$2.3	$2.5	$23.2	$—	$28.0

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Successor Company
	For the Period July 20, 2011 to December 31, 2011
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated

Cash flows from operating activities

Net cash flows (used in) provided by operating activities	(3.7)	(0.6)	(0.6)	38.5	(9.2)	24.4

Cash flows from investing activities
Business acquisition, net of cash acquired	—	(5.3)	(72.4)	(507.9)	—	(585.6)
Investments in unconsolidated subsidiaries	(224.5)	(590.0)	(462.6)	—	1,277.1	—
Capital expenditures	—	—	(1.3)	(6.0)	—	(7.3)
Purchase of Slovenia stock	—	—	—	(0.8)	—	(0.8)
Settlement of derivatives	—	0.3	—	—	—	0.3
Notes receivable issued to affiliates, net	—	(11.0)	(50.0)	(15.7)	76.7	—

Net cash flows used in investing activities	(224.5)	(606.0)	(586.3)	(530.4)	1,353.8	(593.4)

Cash flows from financing activities
Issuance of common stock	170.0	224.5	590.0	128.1	(942.6)	170.0
Issuance of preferred stock	53.0	—	—	334.4	(334.4)	53.0
Issuance of long-term debt	—	400.0	—	—	—	400.0
Draws on revolver	—	6.5	—	—	—	6.5
Repayments of revolver	—	(6.5)	—	—	—	(6.5)
Debt issuance costs	—	(28.9)	—	—	—	(28.9)
Notes payable from affiliates, net	5.2	15.4	(2.2)	49.2	(67.6)	—
Repayments of long-term debt	—	(2.5)	—	—	—	(2.5)

Net cash flows provided by financing activities	228.2	608.5	587.8	511.7	(1,344.6)	591.6

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.5)	—	(1.5)
Net change in cash and cash equivalents	—	1.9	0.9	18.3	—	21.1
Cash and cash equivalents
Beginning of period	—	—	—	—	—	—

End of period	$—	$1.9	$0.9	$18.3	$—	$21.1

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Predecessor Company
	For the Period January 1, 2011 to July 19, 2011
(in millions of dollars)	Guarantors	Non-Guarantor	Combined

Cash flows from operating activities
Net cash flows provided by operating activities	$3.0	$27.9	$30.9

Cash flows from investing activities
Capital expenditures	(1.6)	(5.4)	(7.0)
Settlement of derivative contracts with affiliate	—	0.6	0.6
Notes receivable issued to affiliates, net	(1.0)	27.1	26.1

Net cash flows (used in) provided by investing activities	(2.6)	22.3	19.7

Cash flows from financing activities
Distributions to Melrose	—	(26.2)	(26.2)
Dividends paid to non-controlling interests	—	(0.2)	(0.2)
Dividends paid to Melrose	—	(12.9)	(12.9)
Contribution from Melrose	4.3	—	4.3
Repayments of long-term debt	—	(0.4)	(0.4)
Notes payable from affiliates, net	—	(27.5)	(27.6)

Net cash flows provided by (used in) financing activities	4.3	(67.2)	(62.9)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.3	1.2
Net change in cash and cash equivalents	4.6	(15.7)	(11.1)
Cash and cash equivalents
Beginning of period	0.4	27.4	27.8

End of period	$5.0	$11.7	$16.7

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Predecessor Company
	For the Year Ended December 31, 2010
(in millions of dollars)	Guarantors	Non-Guarantor	Eliminations	Combined

Cash flows from operating activities
Net cash flows (used in) provided by operating activities	$(6.4)	$68.0	$—	$61.6

Cash flows from investing activities
Capital expenditures	(2.5)	(7.9)	0.9	(9.5)
Proceeds on disposal of property and equipment	—	0.9	(0.9)	—
Notes receivable issued to affiliates, net	7.4	(22.0)	—	(14.6)

Net cash flows provided by (used in) investing activities	4.9	(29.0)	—	(24.1)

Cash flows from financing activities
Dividends paid to non-controlling interests	—	(0.2)	—	(0.2)
Dividends to Melrose	—	(11.0)	—	(11.0)
Repayments of long-term debt	—	(0.9)	—	(0.9)
Notes payable from affiliates, net	—	(50.4)	—	(50.4)

Cash flows used in financing activities	—	(62.5)	—	(62.5)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	(4.1)	—	(4.5)
Net change in cash and cash equivalents	(1.9)	(27.6)	—	(29.5)
Cash and cash equivalents				—
Beginning of year	2.4	54.9	—	57.3

End of year	$0.5	$27.3	$—	$27.8

*****

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by us in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

We previously disclosed, the following deficiencies in our internal control over financial reporting, each of which constituted a material weakness: (i) the lack of adequate reviews of accrued liabilities, including but not limited to, deferred revenues, (ii) the design and operation of closing and reporting processes, and (iii) an insufficient complement of personnel commensurate with our financial reporting requirements. Certain of the issues underlying these weaknesses related to the application of complex purchase accounting guidance following the Acquisition and the preparation of consolidating financial information regarding our guarantor and non-guarantor footnote as required in the financial statements.

To remediate the identified material weaknesses and to continue strengthening our internal control over financial reporting, we took a number of steps, including the following:

•

Hired a Director of Accounting who, among other things, assumed a supervisory role in the oversight of accrued liabilities, deferred revenues, closing and reporting, significant transactions, judgments and estimates, and the improvement of our processes, procedures and controls related thereto. The Director of Accounting plays an integral role in providing ongoing training for our finance and accounting staff and collaborates with our senior management, including our Chief Financial Officer and our Corporate Controller, to continually enhance the design and operation of our closing and reporting processes. As part of our process to improve the staffing of our finance and accounting functions, we also added a senior accountant to our corporate accounting team who has played an important role in improving our closing and reporting processes. These remedial actions and resulting process improvements have strengthened our internal control over financial reporting, as well as our disclosure controls and procedures; and

•

Implemented a monthly reporting package to ensure improved oversight and governance related to accrued liabilities, deferred revenues, significant transactions, judgments and estimates and the coordination of the closing and reporting procedures and processes between the corporate accounting and the respective plant accounting functions.

As of the filing of this Form 10-K, the identified material weaknesses have been remediated.

Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as it relates to the remediation of the material weaknesses in internal control over financial reporting discussed above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors. The respective age of each individual in the table below is as of January 1, 2013:

Name	Age	Position

Simon J. Newman	51	President, Chief Executive Officer and Director
Adrian Murphy	52	Secretary, Treasurer and Chief Financial Officer
David Angell	41	Executive Vice President - Asia
Josef Ungerhofer	49	Executive Vice President - Europe
Thomas Fort	32	Director
Jeffery L. Kenner	69	Director (Chairman)
Stephen E. Paul	45	Director
Larry T. Solari	70	Director
Stephen Wertheimer	62	Director

Each of the persons listed above has been a member of the board of directors or an executive officer of Dynacast since the closing of the Transactions on July 19, 2011, except for Mr. Kenner, who has been a director of Dynacast since its incorporation on May 11, 2011 and Mr. Ungerhofer who has been an executive officer of Dynacast since January 1, 2013.

With respect to our non-employee directors, Messrs. Kenner and Solari are affiliates of Kenner, Mr. Wertheimer is an affiliate of W Capital Partners, Mr. Fort is a partner of Izurium Capital Advisers Europe LLP and Mr. Paul is a principal of Laurel Crown Partners, LLC. Each of these individuals was elected as a director pursuant to a security holders’ agreement. See “Certain Relationships and Related Party Transactions.”

The principal occupations and positions for at least the past five years of the directors and executive officers named above are as follows:

Simon J. Newman

Simon J. Newman is a Director, and the President and Chief Executive Officer of Dynacast. Prior to the Transactions, he was the Chief Executive Officer of the Dynacast business of Melrose, a position he held since 2002. Mr. Newman joined Dynacast in 1979 and has served in a number of capacities, spending time in all areas of the business, including, Finance, Quality, Engineering, Customer Service, Manufacturing and Sales. After successfully managing and building a new facility in California he was promoted to the position of VP Operations for the SPM group, a plastics company acquired by Dynacast. He spent two years in this role before becoming the President of Dynacast North America, a position he held before becoming the CEO in 2002. Mr. Newman studied Mechanical Engineering in England and after relocating to the United States in 1991, he continued his studies and graduated with a BS degree in Operations Management.

Adrian Murphy

Adrian Murphy is the Secretary, Treasurer and Chief Financial Officer of Dynacast. Prior to the Transactions, he was the Executive Vice President and Chief Financial Officer of the Dynacast business of Melrose, a position he held since 2005. Mr. Murphy initially joined Dynacast in 1990 to lead a reorganization project in New York and was subsequently appointed as the Group Financial Controller in Dynacast’s head office in England. Following Dynacast’s acquisition of the SPM group, a plastics company, Mr. Murphy relocated to California where he held the position of Vice President of Finance in the new SPM division. Mr. Murphy left Dynacast in 1997 and prior to re-joining served as the Divisional Chief Financial Officer at Linamar Corporation. Mr. Murphy qualified as a chartered accountant with Price Waterhouse & Co. in Manchester, England and has a Bachelor of Commerce degree from the University of Liverpool.

David J. Angell

David Angell is the Executive Vice President—Asia of Dynacast. Previously, Mr. Angell served as Executive Vice President and the Director of the Asia Pacific Region of Dynacast business of Melrose since 2002. Mr. Angell joined Dynacast in 1993 as a management trainee. He spent two years in this role before being appointed general director of Dynacast Lake Forest in 1999. In 2000, Mr. Angell relocated to South Carolina where he was also responsible for the Dynacast facilities in Texas and Mexico. Mr. Angell earned a Master’s degree in Mechanical Engineering from the University of Birmingham.

Josef Ungerhofer

Josef Ungerhofer, is the Executive Vice President—Europe of Dynacast. Mr. Ungerhofer joined Dynacast in 1989 and during his career at Dynacast Mr. Ungerhofer has held a variety of positions including sales engineer and sales manager, with part time responsibility for engineering prior to being promoted to General Manager of our facility in Austria in 2000. He currently serves as General Manager of our facility in Austria (a position he has held since 2000) as well as Executive Vice President – Europe effective January 2013. Prior to joining Dynacast, Mr. Ungerhofer worked as supervisor for Huick, a felt manufacturer for paper machines, and also as a Manager of Tooling and Engineering for NSW, a mass producer of fasteners. Mr. Ungerhofer holds a degree in mechanical engineering (Ing.) and attended the Warwick Business School in London and St. Gallen Management & Business School in Switzerland.

Thomas Fort

Thomas Fort is a partner of Izurium Capital Advisers Europe LLP (“Izurium”), a position he has held since 2009. Mr. Fort is focused on the sourcing and execution of European and U.S. deal opportunities. From 2006 to 2009, Mr. Fort was an associate in the London office of Francisco Partners, where he focused notably on the execution of software and hardware transactions in Continental Europe. Prior to Francisco Partners, he worked for J.P. Morgan Investment Bank in their French & Benelux Financial Institutions Group, where he participated in a number of M&A transactions in the banking sector and was involved in capital raising on behalf of global banking groups. Mr. Fort holds an MSc in Management from HEC Paris and is a graduate from Institut d’Etudes Politiques de Paris (Sciences-Po).

Jeffrey L. Kenner

Jeffrey L. Kenner is President of Kenner, a New York-based private equity investment firm. The firm’s principal objective is to acquire ownership positions in private operating companies that need capital for growth or liquidity for current shareholders. Prior to forming Kenner in 1986, Mr. Kenner was President of the venture capital affiliate of an investment firm with whom he was employed since 1979. He began his career as a management consultant with Price Waterhouse & Co. He currently serves or has served on the boards of directors of Atrium Companies, Inc., a national window manufacturer, and Pace Industries, Inc., an aluminum die casting company. Mr. Kenner graduated from Lehigh University with degrees in Industrial Engineering and Business Administration. After graduating from Lehigh, he served in the U.S. Marine Corps and then attended Harvard Business School’s Executive Education Program in Financial Management. Mr. Kenner is a member of the Board of Trustees of Reed College in Portland, Oregon and is a Trustee of National Public Radio.

Stephen E. Paul

Stephen E. Paul is a Managing Principal of Laurel Crown Partners, LLC (“Laurel”), a private investment company, a position he has held since 2001 and a President of The Louis Berkman Investment Company, a position he has held since January 2013. Prior to joining Laurel, Mr. Paul was a Vice President of The Louis Berkman Company, Vice President of Business Development of eToys, Inc. and an Associate at Donaldson, Lufkin & Jenrette, Inc. Mr. Paul serves on several boards of directors including Ampco-Pittsburgh Corporation, a public company, Pittsburgh Steelers Sports, Inc. and Global Fitness Holdings LLC. Mr. Paul was a director of Morton’s Restaurant Group, a public company, until February 2011. In addition, he is a Trustee of The Loomis Chaffee School. Mr. Paul is a graduate of Cornell University and earned an M.B.A. from Harvard Business School.

Larry T. Solari

Larry T. Solari is a partner of Kenner, a position he has held since 2002. Prior to joining Kenner, Mr. Solari was the Chairman and Chief Executive Officer of BSI Holdings, Inc. (“BSI”) from 1998 to 2001. Prior to starting BSI, Mr. Solari was the Chairman and Chief Executive Officer of Sequentia, Inc. and President of the Building Materials Group of Domtar, Inc. Mr. Solari was President of the Construction Products Group of Owens-Corning from 1986 to 1994 and held various other positions with Owens-Corning since 1966. Mr. Solari serves on or has served on the boards of directors of Beazer Homes, USA, a public company, Pacific Coast Building Products, Inc., Atrium Companies, Inc., TruStile Doors, LLC, Performance Contracting Group, Pace Industries, Inc. and Cascade Windows (to October 2012). Mr. Solari earned a Bachelor of Science degree in Industrial Management and a Master of Business Administration degree from San Jose State University and is a graduate of Stanford University’s Management Program.

Stephen Wertheimer

Stephen N. Wertheimer is a Managing Director and a founding partner of W Capital Partners (“W Capital”). Prior to the founding of W Capital in 2001, Mr. Wertheimer was the head of Paine Webber’s Asia investment banking division in Tokyo, held senior roles at CRT Capital Group, founded Water Capital Management and was a tax structured international finance specialist at First Chicago and Bank of America. Mr. Wertheimer holds a M.M. from the Kellogg School of Management at Northwestern University and a BS in Finance from Indiana University. Mr. Wertheimer has served on numerous boards of directors and is currently a director of El Paso Electric, a public company, AOptix Technologies and World Kitchen.

Director Qualifications

In the view of the board of directors, our directors provide an appropriate mix of experience and skills relevant to our business. In particular, the current members of the board of directors have the following important characteristics:

•

Messrs. Kenner, Solari, Fort, Wertheimer and Paul are representatives appointed by our stockholders and have significant financial and investment experience from their involvement in investments in numerous portfolio companies and their own active roles in overseeing those businesses;

•	Messrs. Kenner and Solari have extensive experience in the commercial and industrial products industries, including serving as directors of an aluminum die-casting business;

•	Messrs. Solari, Wertheimer and Paul have experience serving on the board of directors of a public company; and

•

Mr. Newman, our President and Chief Executive Officer, has extensive experience in our industry, as well as significant leadership experience in the operations arena. Mr. Newman is a member of the board and the finance committee of the North American Die Casting Association.

Committees of the Board of Directors

Our board of directors has established an Audit Committee and a Compensation Committee. The current members of the Audit Committee are Messrs. Kenner, Wertheimer and Fort, and these directors served as members of the committee during 2012. Messrs. Solari, Paul, and Wertheimer are the current members of the Compensation Committee and served as members of this committee in 2012.

Audit Committee Financial Expert

The current members of our audit committee are Messrs. Kenner, Wertheimer and Fort. Our board of directors has determined that Mr. Kenner is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

Compensation Committee Interlocks and Insider Participation

Messrs. Kenner, Solari, Paul and Wertheimer have certain related party relationships with us requiring disclosure under the rules and regulations of the SEC, as each is affiliated with significant stockholders of Dynacast and each was elected as a director of Dynacast pursuant to a security holders agreement described under “Certain Relationships and Related Party Transactions.”

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, which is Exhibit 14.1 to this Form 10-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website (www.Dynacast.com).

Director Independence

Although not formally considered by the board of directors because our common stock is not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, we do not believe that any of our directors would be considered “independent” under the listing standards of the New York Stock Exchange.

Item 11. Executive Compensation.

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non Equity Incentive Compensation (2)	Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation (4)	TOTAL

Simon J. Newman	President & CEO	2012	$650,000	$—	$—	$—	$747,500	$10,261	$51,865	$1,459,626
		2011	$556,500	$396,500	$—	$—	$650,000	$9,867	$4,932,310	$6,545,177

Adrian Murphy	CFO	2012	$365,000	$—	$—	$—	$419,750	$—	$35,076	$819,826
		2011	$305,438	$131,500	$—	$—	$365,000	$—	$1,477,237	$2,279,175

David Angell	Executive Vice President - Asia	2012	$350,000	$—	$—	$—	$402,500	$4,695	$382,901	$1,140,096
		2011	$299,379	$112,000	$—	$—	$350,000	$—	$1,832,119	$2,593,498

(1)	The amounts shown in this column indicate the grant date fair value of stock awards granted in the subject year computed in accordance with FASB ASC Topic 718. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. As described in greater detail in “Potential Payments Upon Termination or Change in Control,” the restricted stock unit (“RSU”) awards are subject to certain service and performance conditions affecting vesting. Accordingly, no amount has been recognized in our consolidated financial statements with respect to the restricted stock units since it is not probable that the service and performance conditions will be satisfied.
(2)	Represents amounts paid to the named executive officers under the Company’s annual bonus plan for services performed in 2012 and 2011, respectively.
(3)	Represents interest earned on amounts payable pursuant to the Company’s defined benefit pension plan.
(4)	All Other Compensation for fiscal 2012 includes the following:

Executive

Simon J. Newman

All Other Compensation

$18,750	Unused Vacation Days Paid Out

7,350	401(k) Employer Match

10,844	Supplemental Long-term Disability Insurance Premium

6,527	Country Club Membership

8,394	Other

$51,865

Adrian Murphy

All Other Compensation

$7,370	Unused Vacation Days Paid Out

7,350	401(k) Employer Match

9,108	Supplemental Long-term Disability Insurance Premium

9,274	IRS Value of Personal Use of Company Car

1,974	Other

$35,076

David Angell

All Other Compensation

$193,529	Housing Reimbursement

67,490	Schooling Reimbursement

100,874	Auto Expense in Singapore (Non-US Citizen)

21,008	Other

$382,901

Executive Employment Agreements

Coincident with the Acquisition, we entered into new employment agreements with each of our named executive officers. The agreements are substantially similar and generally provide for:

•	Term: An initial three-year term that automatically extends for an additional year on each anniversary of the effective date (July 19, 2011);

•	Base Salary: An initial base salary, as described above, that is subject to annual review for increases by the Board of Directors or its designee in its sole discretion;

•

Annual Bonuses: Eligibility to receive annual bonuses based on the achievement of performance goals established by the Board of Directors or its designee. The maximum annual bonus opportunity for each named executive officer is capped at 115% of the executive’s base salary. Annual bonuses are paid no later than March 15th of the calendar year following the calendar year to which the bonus relates;

•	Equity Awards: As described above, the employment agreements provided that each named executive officer would receive a RSU award; and

•

Benefits and Perquisites: All of our named executives are eligible to participate in the Company’s broad-based health and welfare programs. In addition, we provide tailored perquisites for each of our named executive officers, as set forth below.

Annual Incentive Compensation

Both before and after the Acquisition, our named executive officers were eligible to receive annual bonuses based on the Company’s achievement of specified operating profit targets. Our 2012 annual bonus plan was approved by our Compensation Committee. Under the 2012 annual bonus plan, our named executive officers were eligible to receive bonuses up to 115% of their respective base salaries if we achieved a number of goals, the primary target being an adjusted EBITDA of $94.1 million for the year ended December 31, 2012, which the Company met. Our 2011 annual bonus plan was initially created by Melrose and continued by us following the Acquisition. Under the 2011 annual bonus plan, our named executive officers were eligible to receive bonuses up to 100% of their respective base salaries if we achieved an operating profit of $73.3 million, measured over the entire 2011 calendar year. This operating profit goal was met.

At the time of the Acquisition, we, our stockholders and our named executive officers came to an informal agreement that we would be deemed to have met our fiscal year 2011 operating profit goal and that the named executive officers would receive 2011 annual bonuses equal to 100% of their respective base salaries.

The table below shows the annual bonuses our named executive officers received under the 2012 annual bonus plan, a portion of which was paid in December 2012 and the remainder in March 2013 and the annual bonuses the executives received under the 2011 annual bonus plan, which were paid in the beginning of 2012:

Name	2012 Annual Bonus	2011 Annual Bonus

Simon J. Newman	$747,500	$650,000
Adrian Murphy	$419,750	$365,000
David Angell	$402,500	$350,000

Long-term Incentive Compensation

We entered into restricted stock unit agreements with each of our named executive officers in connection with their employment with the Company post-acquisition. Our named executive officers received the following restricted stock units (“RSUs”):

Name	RSUs

Simon J. Newman	4,691
Adrian Murphy	2,396
David Angell	2,396

In general, each RSU represents the right to receive a share of our common stock. The RSUs vest:

•	100% upon an underwritten public offering that yields net proceeds to the company of at least $150 million;

•

100% upon a “substantial liquidity event” (as defined in the RSU agreement) that constitutes a “change in control event,” as defined under Code Section 409A and applicable regulations, which results in the Company’s equity holders receiving net proceeds equal to $250 million plus any additional equity investments made to the Company; or

•

According to the equation below, upon a “Qualifying Termination” which means, the executive’s termination without cause or for “good reason, or a termination due to death, disability or a “Company reason” (as such terms are defined in the RSU agreement).

If an executive incurs a Qualifying Termination he will vest in a number of RSUs equal to the product of:

The lesser of the number of complete one-year periods elapsed from July 19, 2011 or three	X	0.3333	X	The total number of RSUs	X	0.5 in the case of termination for a Company reason, or due to death or disability or 1.0 in the case of termination without cause or resignation for good reason

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding equity awards (restricted stock units) held by our named executive officers as of December 31, 2012.

Name	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested (1) (2)

Simon J. Newman	4,691	$6,112,373
Adrian Murphy	2,396	$3,121,988
David Angell	2,396	$3,121,988

(1)	Since each RSU is settled in a share of the Company’s common stock, the market value of the RSUs (assuming full-vesting) is based on the per-share value of the Company’s common stock as of December 31, 2012 of $1,303 based on a third party valuation and as determined by management.
(2)	Reflects RSU award that will vest upon the earliest to occur of (i) a “Qualified Public Offering” as defined in the Company’s Management Subscription Agreement, (ii) a “Substantial Liquidity Event” (as defined in the executive’s RSU Agreement) that is also a “change in control event,” as defined in Treasury Regulation 1.409A-3(i)(5)(i), which results in the Company’s equity holders receiving net proceeds in an amount equal to the sum of $250 million plus the amount of any additional equity investments in the Company that occur after July 19, 2011 and prior to such change in control event, or (iii) the executive’s termination of employment without “Cause,” by the Company for “Disability” or a “Company Reason,” the executive’s resignation for “Good Reason,” or the executive’s death (as such terms are defined in the executive’s employment agreement).

Potential Payments Upon Termination or Change in Control

We have entered into agreements with and maintain certain plans that cover our named executive officers that require us to provide compensation or other benefits to them in connection with specified events related to a named executive’s termination of employment or a change of control of the Company. As of December 31, 2012, these arrangements were as follows.

Employment Agreements

Under all circumstances, our named executive officers will receive the following “accrued amounts” upon their termination of employment:

•	Earned but unpaid base salary, accrued but unused vacation time, plus reimbursement for expenses incurred prior to termination (consistent with the Company’s expense policies);

•	Accrued but unpaid annual bonuses relating to services rendered to the Company in the year preceding the executive’s termination;

•	Any benefit continuation and conversion rights executive may be entitled to under the Company’s benefit plans; and

•	Without duplication, any vested but not forfeited benefits under our benefit plans.

We will also pay the “Severance Benefits” described below if a named executive officer is terminated without “cause” or the executive resigns for “good reason.” The executives must sign a release of claims in favor of the Company to receive these benefits.

Executive	Severance Benefits

Simon J. Newman

• Base salary continuation through the remainder of the employment term;

• Pro-rata annual bonus for the year in which the termination without cause or resignation for good reason occurs;

• COBRA reimbursements through the COBRA continuation period;

• Through the earlier of the remainder of the employment term or Mr. Newman’s subsequent employment or consulting engagement:

• Continued use of the Company provided car;

• Continued life and disability insurance (to the extent permitted by the policy terms and applicable law); and

• Annual physical exam benefit reimbursement.

Adrian Murphy

• Base salary continuation through the remainder of the employment term; and

• Pro-rata annual bonus for the year in which the termination without cause or resignation for good reason occurs.

David Angell

• Base salary continuation through the remainder of the employment term; and

• Pro-rata annual bonus for the year in which the termination without cause or resignation for good reason occurs.

The base salary continuation described above is deemed to include any earned but unpaid base salary, accrued but unused vacation time, plus reimbursement for expenses incurred prior to termination (consistent with the Company’s expense policies).

In the event an executive does not sign a release of claims, he will not be entitled to the Severance Benefits described above, but will still receive the accrued amounts described earlier. In addition, Mr. Angell is entitled to reimbursement for the cost of relocating to the United States in an amount to be determined by the Company and, for 12- months following his termination date, tax return preparation and advice, consistent with the Company policy.

The employment agreements define “cause” as:

•	Willful misconduct, gross negligence or fraud in the performance of the executive’s duties under his employment agreement or the management subscription agreement;

•	Dishonesty or misappropriation of Company funds, properties or other assets;

•	Unauthorized disclosure of confidential or proprietary information that could reasonably be expected to cause material harm to the Company or its affiliates;

•	Conviction (including entry of a guilty or nolo contendere plea) of:

•

Any crime involving fraud, dishonesty of moral turpitude, or involving a violation of federal or state securities laws that could reasonably be expected to materially harm the business or reputation of the company or its affiliates or render the executive unable to perform services for the company and its affiliates; or

•	Any felony reasonably expected to materially harm the business or reputation of the company or its affiliates or render the executive unable to perform services for the company and its affiliates.

•	Inexcusable prolonged absence from work, other than due to death or disability;

•	Failure to follow lawful written policies and reasonable directives established by the Company, its affiliates or the Board;

•	A material breach of the employment agreement or management subscription agreement; or

•	A material breach of any fiduciary duty owed to the Company or its affiliates that is not cured within 15- days following written notice.

The employment agreements define “good reason” as the occurrence of one of the following events without the executive’s written consent:

•	A material diminution in authority, duties or responsibilities other than as a result of the Company being acquired by a larger business;

•

A relocation of the executive’s work location unless the Company determines in good faith that a material change in circumstances requires such a relocation to realize material benefits to the Company; or

•	A material breach by the Company of the executive’s employment agreement.

In all cases, the executive must provide written notice to the Company within 90-days of the initial occurrence of the event and the Company has 60-days following such notice to remedy the event. If we do not remedy the event, the executive has 15-days following the end of the remediation period to terminate their employment for good reason.

In the event that an executive’s employment terminates due to death, disability or a “Company Reason,” the executive will receive 50% of the base salary continuation amount described above. The term “Company Reason” means:

•	The executive’s repeated misconduct or insubordination which is not cured (to the extent possible) within 60-days after receipt of written notice from the Company; or

•

Failure of the Company to attain at least 80% of its annual EBITDA target by reason of the executive’s poor performance in executing Company strategies or initiatives (excluding general economic downturns, disruptions in markets, acts of war or other events outside of the executive’s reasonable control).

Any payments made upon an executive’s termination of employment due to death, disability or a Company Reason are subject to the requirement described above that the executive sign a release of claims.

The employment agreements also provide that if we elect not extend the executive’s employment term and the executive remains employed by us until one year prior to the end of the term, he may terminate his employment and receive the following payments and/or benefits:

Executive	Termination Payment/Benefits

Simon J. Newman

• Base salary continuation through the remainder of the employment term;

• COBRA reimbursements through the COBRA continuation period;

• Through the earlier of the remainder of the employment term or Mr. Newman’s subsequent employment or consulting engagement;

• Continued use of the Company provided car;

• Continued life and disability insurance (to the extent permitted by the policy terms and applicable law); and

• Annual physical exam benefit reimbursement.

Adrian Murphy

• Base salary continuation through the remainder of the employment term.

David Angell
• Base salary continuation through the remainder of the employment term.

The base salary continuation payments will be paid until the earlier of the last day they are entitled to receive them or the last day of the term then remaining. In addition, the executive must notify us of his intention to resign due to our failure to extend the employment term during the 45-day period ending on the 30th day of the last year of the employment term and may resign 15-days after such notification. These payments are subject to the same release of claims requirement described above.

As a condition to any of our executives receiving the payments and/or benefits described above, other than certain accrued amounts, the executives must comply with the following restrictive covenants:

•	Non-competition with the Company for the longer of the balance of employment term or one year following the executive’s termination date;

•	Non-solicitation of customers or employees for three-years following the executive’s termination date; and

•	Confidentiality, non-disparagement and Company-owned intellectual property covenants following executive’s termination date.

However, an executive whose employment was terminated without cause or who resigned for good reason may elect to forego the payments and/or benefits, other than certain accrued amounts, and be released from these restrictive covenants.

In general, our executives are only paid accrued but unpaid amounts upon a termination for cause. In addition, the executives’ employment agreements do not provide for any additional payments or benefits upon the occurrence of a change in control other than certain provisions relating to the vesting and payment of restricted stock unit awards, which are discussed in greater detail below.

Acceleration of Equity Awards

As contemplated by the executive employment agreements described above, we granted restricted stock units to our named executive officers that provide for accelerated vesting and payment upon:

•	an underwritten public offering that yields net proceeds to the Company of at least $150 million (a “Qualifying IPO”);

•

a “substantial liquidity event” that constitutes a “change in control event,” as defined under Code Section 409A and applicable regulations, which results in the Company’s equity holders receiving net proceeds equal to $250 million plus any additional equity investments made to the Company (a “Qualifying Liquidity Event”); or

•

a “Qualifying Termination” which means, the executive’s termination without “cause” or for “good reason,” or a termination due to death, disability or a “Company Reason” (as defined in the executives’ respective employment agreements).

All of the restricted stock units will become vested and will be paid in the form of Company common stock upon a Qualifying IPO or a Qualifying Liquidity Event. If an executive incurs a Qualifying Termination they will vest in a number of RSUs and receive a corresponding number of shares of the Company’s common stock equal to the product of:

The lesser of the number of complete one-year periods elapsed from July 19, 2011 or three	X	0.3333	X	The total number of RSUs	X	0.5 in the case of termination for a Company reason, or due to death or disability or 1.0 in the case of termination without cause or resignation for good reason

A substantial liquidity event means the occurrence of any of the events listed below:

•

The sale by the Company or its stockholders of common stock of the Company pursuant to a registration statement (other than a Form S-8 registration statement) that is filed and effective under the Securities Act and provides for an aggregate public offering involving at least $150 million in aggregate price paid by public stockholders;

•

The closing of any merger, combination, consolidation or other similar transaction involving the Company in which the Company’s common stockholders immediately prior to such closing are not the holders of a majority of the voting securities in the surviving person or entity immediately after the closing;

•	The closing of any sale or transfer by the Company of all or substantially all of its assets, other than a sale to a person or entity the majority of stockholders control before and after the sale; or

•

The closing of any sale by the Company’s common stockholders of an amount of common stock of the Company that equals or exceeds a majority of the common stock of the Company immediately prior to such closing to a person in which the Company’s stockholders immediately prior to the closing are not the majority stockholders of the person or entity immediately after the closing.

Director Compensation

Non-Employee Director Compensation Arrangements

Non-employee directors do not receive compensation for their service on the Board or its committees. The Company will reimburse directors for reasonable out-of-pocket expenses incurred by them for attending meetings of the Board and committees thereof. We pay consulting fees to certain of our investors pursuant to a management consulting agreement. Each of our non-employee directors is a principal or employee of an investor that receives such fees. For more information, see “Certain Relationships and Related Party Transactions” in Part III, Item 13 of this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The authorized capital stock of Dynacast International Inc. consists of 300,000 shares of common stock, par value $0.001 per share (“Common Stock”) and 53,000 shares of preferred stock, par value $0.001 per share, comprised of 26,500 shares of Series A Convertible Redeemable Preferred Stock and 26,500 shares of Series B Redeemable Preferred Stock, none of which have voting rights. The outstanding shares of capital stock are subject to certain restrictions, including agreements to vote such shares, transfer restrictions, put rights, drag-along rights and call rights, as described under “Certain Relationships and Related Party Transactions” in Part III, Item 13 of this Form 10-K.

The following table sets forth certain information, as of December 31, 2012, with respect to shares of Common Stock beneficially owned by (i) each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group.

The amounts and percentages of shares of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60-days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes to the table, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of Common Stock.

Name	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding

Izurium Dynacast Ltd (1)	68,000	39.7%
W Capital Dynacast LLC (2)	55,000	32.1%
Laurel Crown Dynacast Holdings LLC (3)	25,000	14.6%
Kenner Dynacast Partners L.P. (4)	11,000	6.4%
Babson Capital Management, LLC (5)	10,000	5.8%
Thomas Fort (6)	—	—
Stephen Wertheimer (7)	55,000	—
Stephen E. Paul (8)	25,000	14.6%
Jeffrey L. Kenner (9)	11,000	6.4%
Larry T. Solari (10)	—	—
Simon J. Newman (11)	550	*
Adrian Murphy (12)	200	*
David Angell (13)	250	*
All directors and executive officers as a group (9 persons)	92,000	53.6%

*	Less than 2%.

(1)	The sole shareholder of Izurium Dynacast Ltd. is Izurium Ventures I, L.P., the general partner of which is Izurium Capital Management Ltd. The address of Izurium Dynacast Ltd. is c/o Tricor Services (BVI), PO Box 3340, Roadtown, Tortola, British Virgin Islands. The address of Izurium Capital Management Ltd. is c/o EFG International, PO Box 641, No. 1 Seaton Place, St. Helier, Jersey JE4 8YJ, Channel Islands. Roman Mironchik and Alexey Krapivin are the shareholders of Izurium Capital Management Ltd. and share voting and investment power over the shares of Common Stock held by Izurium Dynacast Ltd.
(2)	The sole manager of W Capital Dynacast LLC is WCP GP II LLC, the Member/Managers of which are David Wachter, Stephen Wertheimer and Robert Migliorino. The address of each of these entities is W Capital, One East 52nd Street, New York, NY 10022. Messrs. Wachter, Wertheimer and Migliorino share voting and investment power over the shares of Common Stock held by W Capital Dynacast LLC.
(3)	Laurel Crown Dynacast Holdings LLC is a wholly-owned subsidiary of Paul Investment Co., the shareholders of which are Stephen Paul, Larry Paul and Karen Zimmer. The address of each of these entities is 10940 Wilshire Boulevard, Suite 600, Los Angeles, CA 90024. Stephen Paul and Larry Paul share voting and investment power over the shares of Common Stock held by Laurel Crown Dynacast Holdings LLC.
(4)	The general partner of Kenner Dynacast Partners L.P. is Kenner Equity Management, LLC, which is an affiliate of Kenner & Company, Inc. Jeffrey Kenner is the sole shareholder of Kenner & Company Inc. and has sole voting and investment power over the shares of Common Stock held by Kenner Dynacast Partners L.P. The address of each of these entities is 437 Madison Avenue, 36th Floor, New York, NY 10022. The table excludes warrants to purchase 5,940 shares of Common Stock held by Kenner Equity Management, LLC, an affiliate of Kenner, that are subject to certain market and performance conditions affecting exercisability.
(5)	Represents 4,545, 4,906 and 549 shares held by Tower Square Capital Partners III, L.P., Tower Square Capital Partners III-A, L.P. and Tower Square Capital Partners III-B, L.P., respectively. Babson Capital Management LLC is the Investment Manager of each of these entities. Michael Klofas, Managing Director of Babson Capital Management LLC, has sole voting and dispositive power over the shares of Common Stock held by each of these entities. The address of each of these entities is 1500 Main Street, Suite 2800, Springfield, MA 01115.
(6)	Thomas Fort, Partner of Izurium Capital Advisers Europe LLP, serves as the representative of Izurium Dynacast Ltd on our board of directors. See “Management.” Mr. Fort disclaims beneficial ownership of the shares of Common Stock held by Izurium Dynacast Ltd, except to the extent of his pecuniary interest therein.
(7)	Represents shares held by W Capital Dynacast LLC. Stephen N. Wertheimer, Managing Director of W Capital Partners, serves as the representative of W Capital Dynacast LLC on our board of directors. See “Management.” Mr. Wertheimer shares voting and investment power over the shares of Common Stock held by W Capital Dynacast LLC. Mr. Wertheimer disclaims beneficial ownership of the shares of Common Stock held by W Capital Dynacast LLC, except to the extent of his pecuniary interest therein.
(8)	Represents shares held by Laurel Crown Dynacast Holdings LLC. Stephen Paul, Manager of Paul Investment Co., serves as the representative of Laurel Crown Dynacast Holdings LLC on our board of directors. See “Management.” Stephen Paul shares voting and investment power over the shares of Common Stock held by Laurel Crown Dynacast Holdings LLC.
(9)	Represents shares held by Kenner Dynacast Partners L.P. Jeffrey L. Kenner, President of Kenner & Company, Inc., serves as a representative of Kenner Dynacast Partners L.P. on our board of directors. See “Management.” Mr. Kenner has sole voting and dispositive power over the shares of Common Stock held by Kenner Dynacast Partners L.P.
(10)	Larry T. Solari, Partner of Kenner & Company, Inc., serves as a representative of Kenner Dynacast Partners L.P. on our board of directors. See “Management.” Mr. Solari disclaims beneficial ownership of the shares of Common Stock held by Kenner Dynacast Partners L.P., except to the extent of his pecuniary interest therein.
(11)	Excludes 4,691 unvested RSUs held by Mr. Newman.
(12)	Excludes 2,396 unvested RSUs held by Mr. Murphy.
(13)	Excludes 2,396 unvested RSUs held by Mr. Angell.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2012, regarding the number of shares of common stock issuable pursuant to the RSUs held by our executive officers, which are our only equity compensation plans, and have been approved by our stockholders:

Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average of Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	9,982	$—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Macquarie

MIHI LLC, an affiliate of Macquarie Capital (USA) Inc. (“Macquarie”), is a stockholder of Dynacast, holding 1,500 shares of Common Stock, 26,500 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), 26,500 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock” and, together with the “Series A Preferred Stock,” “Preferred Stock”) and warrants to purchase 3,960 shares of Common Stock. The liquidation preference of each share of Preferred Stock is $1,000, and the shares of Preferred Stock accrue dividends at the rate of 14% of the liquidation preference per annum. Dynacast may redeem shares of Series A Preferred Stock at any time after January 15, 2012 at the following redemption prices (in addition to accrued and unpaid dividends): (i) July 20, 2012 through July 19, 2013, 104% of the liquidation preference and (ii) after July 13, 2013, 100% of the liquidation preference. Dynacast may redeem shares of Series B Preferred Stock at any time for a redemption price of 100% of the liquidation preference, plus accrued and unpaid dividends. Unless earlier redeemed, each outstanding share of Preferred Stock must be redeemed by Dynacast on July 19, 2021. The warrants have an exercise price of $0.01 per share. In the event the Preferred Stock is redeemed, MIHI LLC has the option to put its 1,500 shares of common stock to Dynacast for $1,000 per share.

Pursuant to a registration rights agreement dated July 19, 2011 entered into in connection with the sale of the Notes, as amended, Dynacast agreed that if, and for so long as, in the reasonable opinion of Macquarie, Macquarie or its affiliates would be required to deliver a prospectus in connection with any of their market-making activities with respect to the Notes, Dynacast would file under the Securities Act a registration statement to be used by Macquarie or its affiliates in connection with such market-making activities, and use its best efforts to cause such registration statement to be declared and remain effective. Dynacast’s obligation to file such registration statement is subject to the prior receipt of notice from Macquarie as to its opinion that such a prospectus delivery requirement exists. As of the date of this Form 10-K, no such notice had been given by Macquarie to Dynacast.

The Senior Secured Credit Facilities provide for a five-year $50.0 million revolving credit facility and a five-year $50.0 million term loan. Macquarie is the syndication agent for the Senior Secured Credit Facilities and an affiliate of Macquarie is a lender under the Senior Secured Credit Facilities, with an aggregate commitment of $25.0 million. The largest amount of Dynacast’s indebtedness under the Senior Secured Credit Facilities during 2012 was $59.5 million.

Security Holders Agreement

Dynacast and our Stockholders other than our executive officers (the “Stockholders”) are party to a security holders agreement dated July 19, 2011. The agreement prohibits transfers of the Company’s capital stock, except to the limited extent permitted by the agreement, and grants Dynacast and other Stockholders a right of first offer prior to transfers to non-affiliates of a Stockholder. The agreement also provides for “co-sale” rights in the event of a sale by Stockholder to a third party and gives the holders of at least two-thirds of the shares of Dynacast’s voting stock the right to “drag” the other Stockholders in a sale of Dynacast. The agreement also provides for preemptive rights and approval rights over certain actions by Dynacast and its subsidiaries. Under the agreement, the Stockholders have certain board observer and information rights and the agreement provides for Dynacast’s board of directors to initially consist of the following: (i) two persons designated by an affiliate of Kenner; (ii) one person designated by Izurium Dynacast Ltd.; (iii) one person designated by W Capital Dynacast LLC; (iv) one person designated by Laurel Crown Dynacast Holdings LLC; (v) one independent director; and (vi) the CEO of Dynacast.

Registration Rights Agreement

Dynacast and the Stockholders are party to a registration rights agreement, dated July 19, 2011, providing the holders of at least two-thirds of the shares of Dynacast’s voting stock with certain demand, piggy-back and S-3 registration rights. Dynacast is not obligated to affect any registration requested by the Stockholders prior to the earlier of (a) the third anniversary of the Acquisition and (b) 120-days after an initial public offering. Dynacast will generally pay fees and expense related to any registration, but underwriters’ discounts and commissions attributable to securities sold pursuant to any registration will be allocated among the participating Stockholders. Dynacast, subject to certain limitations, will indemnify each holder of securities included in any registration, and any person who “controls” such holder, for any claims or losses in connection with any registration arising out of or based on any violation (or alleged violation) of the Securities Act or other applicable securities law, any untrue statement (or alleged untrue statement) of a material fact contained in any registration statement, prospectus, prospectus supplement or similar document, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or, with respect to any prospectus, necessary to make the statements therein, in light of the circumstances in which they were made, not misleading. Dynacast’s aggregate liability under such indemnification obligation is limited to the net sales proceeds actually received by a holder resulting from the sale of securities in the registration.

Management Consulting Agreement

Dynacast is party to a management consulting agreement, dated July 19, 2011, with the Stockholders and Kenner Equity Management, LLC, an affiliate of Kenner (“KEM” and, collectively, the “Consultants”), pursuant to which Dynacast retains the Consultants to advise it and its subsidiaries in connection with acquisitions, divestitures and investments, financial and business affairs, relationships with lenders, stockholders and other third parties and the expansion of their respective businesses. Each Consultant is engaged for successive one-year terms, which automatically renew unless terminated by either party with 30-days’ notice prior to the end of the then current term. Dynacast agreed to indemnify the Consultants and each of their affiliates from any loss, liability, damage, claim or expenses in connection with the agreement.

Under the management consulting agreement and in connection with the Transaction, Dynacast paid KEM a closing fee of $4.0 million and issued to KEM a warrant to purchase 5,940 shares of Common Stock, exercisable for $0.01 per share, subject to the satisfaction of certain market and performance conditions. Dynacast is required to pay an annual consulting services fee of $1.0 million to KEM and an aggregate annual consulting fee of $1.5 million to the other Consultants, in addition to reimbursement of each Consultant’s expenses incurred in performing services under the agreement. The annual consulting services fees are paid on a quarterly basis.

The following table sets forth each Consultant’s share of the aggregate annual consulting fee:

Consultant	Amount

KEM	$1,000,000
Izurium Dynacast Ltd	612,613
MIHI LLC	22,523
W Capital Dynacast LLC	495,495
Laurel Crown Dynacast Holdings LLC	225,225
Tower Square Capital Partners, III, L.P.	40,946
Tower Square Capital Partners, III-A, L.P.	44,198
Tower Square Capital Partners, III-B, L.P.	4,946
Kenner Equities IV, L.P.	54,054

$2,500,000

For the year ended December 31, 2012, Dynacast recognized consulting fee expense of approximately $2.5 million which is included in “Selling, General and Administrative Expenses” in the audited consolidated combined statements of operations appearing under Item 8 of Part II of this Form 10-K.

Management Subscription Agreements

Simon Newman, our Chief Executive Officer, Adrian Murphy, our Chief Financial Officer and David Angell, our Executive Vice President—Asia (“Managment Stockholders”) purchased 550, 200, and 250 shares of Common Stock, respectively, for a purchase price of $1,000 per share pursuant to management subscription agreements with Dynacast dated July 19, 2011. The management subscription agreements provide “co-sale” rights in the event of a sale of 90% of the Common Stock then outstanding to a third party and give holders of at least two-thirds of Dynacast’s voting stock the right to “drag” the Management Stockholders in a sale of Dynacast. The management subscription agreements also provide that Dynacast may repurchase all Common Stock or other equity interests held by a Management Stockholder upon the termination of their employment. If employment is terminated by Dynacast for “cause” or voluntarily by the Management Stockholder other than for “good reason,” the repurchase price is $1,000 per share, except for securities issued upon exercise of options or warrants, for which the repurchase price is $0.01 per share. If terminated for any other reason, the repurchase price is fair market value. “Cause” and “Good Reason” are defined in each Management Stockholder’s employment agreement.

Procedures with Respect to Review and Approval of Related Person Transactions

Our board of directors has not adopted a formal written policy for the review and approval of transactions with related persons. However, our board of directors (or other appropriate persons as may be authorized by our board of directors) will review any transactions with related persons that meet the minimum threshold for disclosure under the applicable SEC rules (generally, transactions in which the Company was or is to be a participant involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). In connection with the review and approval or ratification of such related person transactions we will consider, among other things:

•	the material terms of the transaction, including the type of the transaction and the amount involved;

•	the identity of the related person and its relationship to us;

•	the nature of the related person’s interest in the transaction;

•	the importance of the transaction to the related person and to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest;

•	whether the transaction complies with the terms of agreements governing our material outstanding indebtedness; and

•	any other relevant facts and circumstances.

Other Relationships

Under Dynacast’s Amended and Restated Articles of Incorporation, our directors do not have a duty to refrain from engaging in similar business activities as Dynacast or doing business with any client, customer or vendor of Dynacast engaging in any other corporate opportunity that Dynacast has any expectancy or interest in engaging in. We have also waived, to the fullest extent permitted by law, any expectation or interest or right to be informed of any corporate opportunity, and any director acquiring knowledge of a corporate opportunity shall have no duty to inform Dynacast of such corporate opportunity.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to us by our current and predecessor independent accountants, Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu Limited (collectively “Deloitte”), for services rendered during fiscal years 2012 and 2011.

	2012	2011

Audit fees (1)	$2,745,000	$3,233,000
Audit-related fees (2)	93,000	—
Tax fees (3)	998,000	447,000

Total	$3,836,000	$3,680,000

(1)	Audit Fees are fees billed for professional services rendered by Deloitte for the audit of our consolidated financial statements for the years ended December 31, 2012 and 2011, interim reviews of the consolidated financial statements included in our quarterly reports and fees associated with the offering of the Notes, including the preparation and filing of our Registration Statement on Form S-4.
(2)	Audit-Related Fees are fees billed for assurance and related services by Deloitte that are reasonably related to the performance of the audit or review of our consolidated financial statements, other than the services reported above under “Audit Fees.” In 2012 and 2011, these fees were primarily related to the professional services rendered in connection with due diligence and internal control over financial reporting.
(3)	Tax Fees are fees billed for professional services rendered by Deloitte for tax advice and tax planning in fiscal year 2012.

The Audit Committee has adopted a policy for the pre-approval of all services and fees to be provided by our independent registered public accounting firm for audit, audit-related, tax and all other services allowable under applicable rules and regulations. All such services and fees provided by our independent registered public accounting firm after the effective date of our Form S-4 registration statement of June 28, 2012 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements

The following audited consolidated and combined financial statements of Dynacast International Inc. are included in Item 8 of Part II of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Statements of Operations for the Year Ended December 31, 2012; Period July 20, 2011 to December 31, 2011; Period January 1, 2011 to July 19, 2011 and Year Ended December 31, 2010.

Statements of Comprehensive Income for the Year Ended December 31, 2012; Period July 20, 2011 to December 31, 2011; Period January 1, 2011 to July 19, 2011 and Year Ended December 31, 2010.

Consolidated Balance Sheets - December 31, 2012 and 2011

Statements of Cash Flows for the Year Ended December 31, 2012; Period July 20, 2011 to December 31, 2011; Period January 1, 2011 to July 19, 2011 and Year Ended December 31, 2010.

Statements of Stockholders’ Equity for the Year End December 31, 2012 and Period July 20, 2011 to December 31, 2011; Statements of Equity for Period January 1, 2011 to July 19, 2011 and Year Ended December 31, 2010

Notes to Financial Statements

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(3) Exhibits

See Item 15(b) below.

(b)	Exhibits

Exhibit No.	Description

2.1	Share Purchase Agreement, dated June 5, 2011, by and among Dynacast International Inc. (f/k/a KDI Holdings Inc.), Melrose plc, Melrose Overseas Holdings Limited and Melrose UK 4 Limited (f/k/a Dynacast Investments Limited) (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4, filed on February 13, 2012, File No. 333-179497 (the “Form S-4 Registration Statement”))

3.1	Amended and Restated Certificate of Incorporation of Dynacast International Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4 Registration Statement)

3.2	Amended and Restated Bylaws of Dynacast International Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4 Registration Statement)

4.1	Indenture, dated July 19, 2011, by and among Dynacast International LLC, Dynacast Finance Inc., the guarantors named therein and Union Bank, N.A., as Trustee and Second Lien Agent (incorporated by reference to Exhibit 4.1 to the Form S-4 Registration Statement)

4.2	Form of Note for 9.25% Senior Secured Second Lien Notes due 2019 (included in indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Form S-4 Registration Statement)

4.3	First Supplemental Indenture, dated February 10, 2012, among Dynacast International LLC, Dynacast Finance Inc., the guarantors named therein and Union Bank, N.A. (incorporated by reference to Exhibit 4.3 to the Form S-4 Registration Statement)

10.1	Purchase Agreement, dated July 19, 2011, by and among Dynacast International LLC, Dynacast Finance Inc., Dynacast International Inc. and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Form S-4 Registration Statement)

10.2	Joinder Agreement, dated July 19, 2011, by and between the Guarantors party thereto and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Form S-4 Registration Statement)

10.3	Registration Rights Agreement, dated July 19, 2011, by and among Dynacast International LLC, Dynacast Finance Inc., Dynacast International Inc., the Guarantors party thereto and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement)

10.4	Management Consulting Agreement, dated July 19, 2011, by and among Dynacast International Inc., Kenner Equity Management, LLC, Izurium Dynacast Ltd, MIHI LLC, W Capital Dynacast LLC, Laurel Crown Dynacast Holdings LLC, Tower Square Capital Partners III, L.P., Tower Square Capital Partners III-A, L.P., Tower Square Capital Partners III-B, L.P and Kenner Equities IV, L.P. (incorporated by reference to Exhibit 10.4 to the Form S-4 Registration Statement)

10.5	Credit Agreement, dated as of July 19, 2011, by and among Dynacast International LLC, as Borrower, the Company, the Other Guarantors party thereto, the Lenders party thereto, JP Morgan Securities LLC, as Arranger, Bookmanager and Documentation Agent, Macquarie Capital (USA) Inc., as Syndication Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 10.5 to the Form S-4 Registration Statement)

10.6	Second Lien Security Agreement dated as of July 19, 2011, made by and among Dynacast International LLC and Dynacast Finance, Inc., the Guarantors party thereto and Union Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.6 to the Form S-4 Registration Statement)

10.7	Intercreditor Agreement, dated as of July 19, 2011, by and among JPMorgan Chase Bank, N.A., as First Lien Collateral Agent, Union Bank, N.A., as Second Lien Collateral Agent, Dynacast International LLC and each of the other Guarantors party thereto (incorporated by reference to Exhibit 10.7 to the Form S-4 Registration Statement)

10.8	Subscription Agreement, dated July 19, 2011, by and among Dynacast International Inc., MIHI LLC, Izurium Dynacast Ltd, W Capital Dynacast LLC, Laurel Crown Dynacast Holdings LLC, Tower Square Capital Partners III, L.P., Tower Square Capital Partners III-A, L.P., Tower Square Capital Partners III-B, L.P., Kenner Equity Management, LLC and Kenner Dynacast Partners L.P. (incorporated by reference to Exhibit 10.8 to the Form S-4 Registration Statement)

Exhibit No.	Description

10.9	Warrant (Series A Preferred Stock), dated July 19, 2011, issued to MIHI LLC (incorporated by reference to Exhibit 10.9 to the Form S-4 Registration Statement)

10.10	Warrant (Series B Preferred Stock), dated July 19, 2011, issued to MIHI LLC (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement)

10.11	Warrant, dated July 19, 2011, issued to Kenner Equity Management, LLC (incorporated by reference to Exhibit 10.11 to the Form S-4 Registration Statement)

10.12	Registration Rights Agreement, dated July 19, 2011, by and between Dynacast International Inc., MIHI LLC, Izurium Dynacast Ltd, W Capital Dynacast LLC, Laurel Crown Dynacast Holdings LLC, Tower Square Capital Partners III, L.P., Tower Square Capital Partners III-A, L.P., Tower Square Capital Partners III-B, L.P., Kenner Equity Management, LLC and Kenner Dynacast Partners L.P. (incorporated by reference to Exhibit 10.12 to the Form S-4 Registration Statement)

10.13*	Form of Management Subscription Agreement between Dynacast International Inc. and each of Simon Newman, Adrian Murphy and David Angell (incorporated by reference to Exhibit 10.13 to the Form S-4 Registration Statement)

10.14*	Employment Agreement, dated July 18, 2011, by and between Dynacast International Inc. and Simon Newman (incorporated by reference to Exhibit 10.14 to the Form S-4 Registration Statement)

10.15*	Employment Agreement, dated July 18, 2011, by and between Dynacast International Inc. and Adrian Murphy (incorporated by reference to Exhibit 10.15 to the Form S-4 Registration Statement)

10.16*	Employment Agreement, dated July 18, 2011, by and between Dynacast International Inc. and David Angell (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement)

10.17*	Form of Restricted Stock Unit Award Agreement issued to Simon Newman, Adrian Murphy, David Angell and Josef Ungerhofer (incorporated by reference to Exhibit 10.17 to the Form S-4 Registration Statement)

10.18	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Form S-4 Registration Statement)

10.19	Amendment No. 1 to Registration Rights Agreement, dated February 7, 2012, by and among Dynacast International LLC., Dynacast Finance Inc., Dynacast International Inc. and the other guarantors party thereto (incorporated by reference to Exhibit 10.19 to the Form S-4 Registration Statement)

14.1	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link Database

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2013.

DYNACAST INTERNATIONAL INC.

By:	/s/ Simon J. Newman
	Name:	Simon J. Newman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of March, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Simon J. Newman	President, Chief Executive Officer and Director (Principal Executive Officer)
Simon J. Newman

/s/ Adrian Murphy	Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Adrian Murphy

/s/ Thomas Fort
Thomas Fort	Director

/s/ Jeffrey L. Kenner
Jeffrey L. Kenner	Director

/s/ Stephen E. Paul
Stephen E. Paul	Director

/s/ Larry T. Solari
Larry T. Solari	Director

/s/ Stephen N. Wertheimer
Stephen N. Wertheimer	Director