Form 10-Q
period 2013-03-31
Dynacast International Inc.
filed 2013-05-14
CIK 1540563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ Although the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, the registrant has filed all such Exchange Act reports since its registration statement on Form S-4 became effective on June 28, 2012.

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

As of May 13, 2013, there was no public trading market for the registrant’s common stock. There were 171,500 shares of the registrant’s common stock, $.01 par value per share, outstanding as of May 13, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
(in millions of dollars)	March 31, 2013	March 31, 2012
Net sales	$139.7	$119.9
Costs of goods sold	(104.7)	(92.9)

Gross margin	35.0	27.0
Operating expenses:
Selling, general and administrative	(16.5)	(14.8)
Restructuring expense	—	(0.6)

Total operating expenses	(16.5)	(15.4)
Operating income	18.5	11.6
Other income (expense)
Interest expense	(13.0)	(12.8)
Other expense	(2.5)	—

Income (loss) before income taxes	3.0	(1.2)
Income tax expense	(4.2)	(0.8)

Net loss	(1.2)	(2.0)
Less: net income attributable to non-controlling interests	(0.1)	(0.1)
Less: Series A preferred stock dividends	—	(0.1)

Net loss attributable to controlling stockholders	$(1.3)	$(2.2)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended
(in millions of dollars)	March 31, 2013	March 31, 2012
Net loss	$(1.2)	$(2.0)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $(0.8) and $(0.5), respectively	(8.4)	10.6
Pension, net of tax benefit of $-0- and $0.4, respectively	—	(0.4)
Unrealized gain (loss) on cash flow hedges, net of tax of $-0- and $-0-, respectively	(0.1)	0.3

Total	(8.5)	10.5

Comprehensive income (loss)	(9.7)	8.5

Less: comprehensive income attributable to non-controlling interests	0.2	(0.3)
Less: Series A preferred stock dividends	—	(0.1)

Comprehensive income (loss) attributable to controlling stockholders	$(9.5)	$8.1

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in millons of dollars)	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$20.1	$28.0
Accounts receivable, net	93.0	87.6
Inventory	37.5	37.6
Prepaids and other assets	16.8	14.5
Deferred income taxes	4.7	4.3

Total current assets	172.1	172.0
Property and equipment, net	126.1	127.5
Intangible assets, net	253.0	261.9
Goodwill	238.7	242.8
Deferred financing costs	18.0	19.7
Other assets	3.8	4.5
Deferred income taxes	4.6	5.3

Total assets	$816.3	$833.7

Liabilities and Equity
Current liabilities
Accounts payable	$54.1	$62.1
Income taxes payable	6.2	3.0
Accrued expenses and other liabilities	51.2	49.8
Accrued interest	6.9	15.0
Deferred revenue	9.5	8.4
Current portion of accrued pension and retirement benefit obligations	0.6	0.6
Current portion of long-term debt	6.9	6.3
Deferred income taxes	0.6	0.2

Total current liabilities	136.0	145.4
Other liabilities	4.7	4.5
Accrued interest and dividends	14.0	11.7
Accrued pension and retirement benefit obligations	23.0	23.5
Long-term debt, net	386.4	386.2
Mandatorily redeemable preferred stock	53.0	53.0
Warrants	12.0	9.5
Deferred income taxes	67.6	70.3

Total liabilities	696.7	704.1

Puttable common stock	1.5	1.5
Commitments and contingencies
Equity
Common stock	0.2	0.2
Additional paid-in capital	167.5	167.5
Accumulated foreign currency translation adjustment, net	(22.9)	(14.5)
Unrealized gain on cash flow hedges, net	—	0.1
Cumulative unrealized pension losses, net	(4.3)	(4.3)
Accumulated deficit	(26.0)	(24.7)

Total equity attributable to controlling stockholders	114.5	124.3

Non-controlling interests	3.6	3.8

Total equity	118.1	128.1

Total liabilities and equity	$816.3	$833.7

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
(in millions of dollars)	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net loss	$(1.2)	$(2.0)
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	8.4	7.9
Amortization of deferred financing costs	1.6	0.9
Deferred income taxes	(1.6)	(0.7)
Change in fair value of warrants	2.5	—
Beneficial conversion value of Series A preferred stock	—	0.9
Other	0.1	0.4
Changes in operating assets and liabilities:
Accounts receivable	(6.5)	(5.6)
Inventory	(0.4)	(4.1)
Prepaids and other assets	(0.4)	0.1
Accounts payable	(7.2)	3.8
Income taxes payable	1.8	0.2
Accrued expenses	1.1	(1.3)
Accrued interest and dividends	(5.7)	(5.9)
Other	5.4	(0.2)

Net cash flows used in operating activities	(2.1)	(5.6)

Cash flows from investing activities
Capital expenditures	(7.2)	(2.3)
Settlement of derivative contracts	—	0.8

Net cash flows used in investing activities	(7.2)	(1.5)
Cash flows from financing activities
Draws on revolver	9.0	14.0
Repayments of revolver	(7.0)	(5.0)
Draw on credit facility	1.0	—
Debt issuance costs	—	(0.1)
Dividends paid to non-controlling interests	—	(0.1)
Repayments of long-term debt	(1.3)	(1.2)

Net cash flows provided by financing activities	1.7	7.6

Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.4
Net change in cash and cash equivalents	(7.9)	0.9
Cash and cash equivalents
Beginning of period	28.0	21.1

End of period	$20.1	$22.0

The accompanying notes are an integral part of these unaudited condensed financial statements.

DYNACAST INTERNATIONAL INC.

Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss
(in millions of dollars, except share data)	Number of Shares	Value	Additional Paid-in Capital	Accumulated Deficit		Non-controlling Interests	Total
Beginning Balance at December 31, 2012	170,000	$0.2	$167.5	$(24.7)	$(18.7)	$3.8	$128.1

Net loss	—	—	—	(1.3)	—	0.1	(1.2)
Dividends paid to non-controlling interests	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(8.5)	(0.3)	(8.8)

Balance at March 31, 2013	170,000	$0.2	$167.5	$(26.0)	$(27.2)	$3.6	$118.1

The accompanying notes are an integral part of these unaudited condensed financial statements.

1. Organization

Organization and Description of the Business

Dynacast International Inc. (“Dynacast” or the “Company”) was incorporated in the State of Delaware on May 11, 2011. Dynacast is a global provider of small-sized precision die-cast parts in zinc, aluminum, and magnesium alloys. Dynacast is headquartered in Charlotte, North Carolina and currently operates 22 facilities in 16 countries globally and is organized into the following reportable segments (Note 15):

•	Asia Pacific;

•	Europe; and

•	North America.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the financial position and results of operations. These unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012 and the footnotes thereto included in the Company’s Form 10-K filed with the SEC on March 15, 2012.

Accounting and Disclosure Changes

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In February 2013, the FASB issued an accounting standard update to the guidance on the presentation of comprehensive income which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This guidance is intended to improve the transparency of changes in Other Comprehensive Income (“OCI”) and items reclassified out of AOCI. It does not amend any existing requirements for reporting net income or OCI. The guidance is effective for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013. The implementation of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations and enhanced disclosures were not necessary for the three months ended March 31, 2013 and 2012 as the transfers out of AOCI were not material.

In December 2011, the FASB issued guidance on disclosure requirements related to offsetting arrangements. The guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial users to understand the effect of those arrangements on an entity’s financial position. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. The implementation of this guidance did not have any impact on the Company’s financial position or results of operations.

In July 2012, the FASB amended the guidance related to the testing of indefinite-lived intangible assets for impairment. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance is effective for Dynacast in fiscal 2013. The Company adopted this guidance on January 1, 2013 but it will not apply until the annual impairment date in the fourth quarter of 2013.

In March 2013, FASB issued an accounting standards update that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. The updated accounting standard becomes effective on a prospective basis in the first annual period beginning on or after December 15, 2014 on a prospective basis. The Company is currently evaluating the impact of adopting the updated standard, but it does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

3. Inventory

Inventory was comprised of the following components as of:

(in millions of dollars)	March 31, 2013	December 31, 2012
Raw materials	$7.1	$7.7
Work-in-progress	14.8	12.6
Finished goods	15.5	16.4

Total FIFO	37.4	36.7
Excess of FIFO cost over LIFO inventory value	0.1	0.9

Total	$37.5	$37.6

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Domestic inventories are valued using the last-in-first-out (“LIFO”) method. These inventories were approximately 14.0% and 12.3% of total inventory at March 31, 2013 and December 31, 2012, respectively. Remaining inventories are valued using the average cost method.

An actual valuation of inventory under the LIFO method will be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations which are based on management’s estimates of expected year-end inventory levels and cost are subject to the final year-end LIFO inventory valuation. As of March 31, 2013 management concluded that a reduction in the LIFO reserve was necessary based on a review of the inventory components and current raw material prices.

4. Intangible Assets and Liabilities

The Company’s intangible assets primarily relate to customer relationships, technology and indefinite-lived trade names within each of the Company’s segments.

Intangible assets and related accumulated amortization included the following activity during the three-months ended March 31, 2013:

(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total
Gross carrying amount at beginning of period	$176.7	$53.9	$53.9	$0.8	$285.3
Foreign currency translation	(3.2)	(1.1)	(1.1)	—	(5.4)

Balance at March 31, 2013	173.5	52.8	52.8	0.8	279.9

Gross accumulated amortization at beginning of period	(17.9)	(5.2)	—	(0.3)	(23.4)
Amortization expense	(3.0)	(0.9)	—	—	(3.9)
Foreign currency translation	0.3	0.1	—	—	0.4

Balance at March 31, 2013	(20.6)	(6.0)	—	(0.3)	(26.9)

Net book value at March 31, 2013	$152.9	$46.8	$52.8	$0.5	$253.0

Amortization expense for intangible assets was approximately $4.1 million for the three-months ended March 31, 2012.

The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows:

(in millions of dollars)
Remainder of 2013	$11.8
2014	15.3
2015	15.1
2016	14.8
2017	14.3
Thereafter	128.9

$200.2

5. Goodwill

Goodwill included the following activity during the three-months ended March 31, 2013:

(in millions of dollars)	Asia Pacific	Europe	North America	Total
Balance at beginning of period	$74.8	$121.1	$46.9	$242.8
Foreign currency translation	(0.2)	(3.6)	(0.3)	(4.1)

Total	$74.6	$117.5	$46.6	$238.7

6. Derivatives

The use of derivative financial instruments exposes the Company to market risk related to foreign currency exchange rates. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities. The term of foreign exchange contracts as of March 31, 2013 ranged from one to 46 months.

The Company reports its derivative positions on the balance sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.

The following table sets forth the fair value of the Company’s derivative contracts recorded on the balance sheets as of:

(in millions of dollars)	Balance Sheet Location	March 31, 2013	December 31, 2012
Foreign exchange forward contracts	Prepaids and other assets	$0.8	$0.3

Total		$0.8	$0.3

(in millions of dollars)	Balance Sheet Location	March 31, 2013	December 31, 2012
Foreign exchange forward contracts	Accrued expenses and other liabilities	$0.2	$1.4

Total		$0.2	$1.4

The following tables set forth the impact that changes in fair values of derivative contracts, designated as net investment and cash flow hedges, had on other comprehensive loss and results for the periods presented below:

	Condensed Statements of	For the Three Months Ended
(in millions of dollars)	Operations Location	March 31, 2013	March 31, 2012
Foreign exchange forward contracts gains (losses)	Selling, general and administrative expense	$0.1	$—

Total		$0.1	$—

	Condensed Statements of	For the Three Months Ended
(in millions of dollars)	Comprehensive Income (Loss) Location	March 31, 2013	March 31, 2012
Foreign exchange forward contracts gains (losses)	Foreign currency translation	$1.6	$(3.0)
Foreign exchange forward contracts (losses) gains	Unrealized gain on cash flow hedges, net of tax	—	0.3

Total		$1.6	$(2.7)

As of March 31, 2013 the Company had an aggregate outstanding notional amount of approximately $69.1 million in foreign exchange contracts.

7. Debt

Long-term debt was comprised of the following components as of:

	March 31, 2013			December 31, 2012
(in millions of dollars)	Commitment Amount	Due Date	Balance Outstanding	Balance Outstanding
2019 Notes (1) (2)	$350.0	July 15, 2019	350.0	$350.0
Credit Facility (3) (10)
Term Loan (3) (4) (5) (6) (10) (11)	50.0	July 19, 2016	41.3	42.5
Revolver (3) (4) (5) (6) (7) (8) (9) (10) (11)	50.0	July 19, 2016	2.0	—

			393.3	392.5
Less: current portion			(6.9)	(6.3)

Total			$386.4	$386.2

(1)

The 2019 Notes were co-issued by Dynacast International LLC (“Dynacast International”) and Dynacast Finance Inc. (“Dynacast Finance” and collectively the “Issuers”) each wholly-owned subsidiaries of Dynacast. The 2019 Notes are guaranteed on a senior secured basis by Dynacast and all of Dynacast’s direct and indirect domestic subsidiaries that guarantee the obligations of Dynacast International under the Credit Facility (Note 16). The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether now owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances.

(2)	Interest is fixed at 9.25% with interest payments due semi-annually on January 15th and July 15th, commencing on January 15, 2012. Interest accrued from July 19, 2011.
(3)

Dynacast has a $100.0 million Senior Secured First Lien Credit Facility consisting of a $50.0 million term loan (the “Term Loan”) and a $50.0 million revolving credit facility (the “Revolver”) (the “Credit Facility”). The Revolver is available for working capital purposes, including the provision of letters of credit. Outstanding balances under the Term Loan and the Revolver bear interest at a rate equal to, at Dynacast’s option, either (i) the alternative base rate (“ABR”) plus the applicable margin(4) for ABR loans; or (ii) adjusted London Interbank Offered Rate (“LIBOR”) plus applicable margin(5) for Eurodollar loans.

(4)

The ABR is equal to the greatest of (a) the base rate in effect for such day, (b) federal funds effective rate in effect on such day plus 0.50% or (c) the adjusted LIBOR for an interest period of one-month beginning on such day plus 100 basis points; provided that the ABR shall be deemed to be not less that 2.50% per annum. The ABR for the three-months ended March 31, 2013 and 2012 was 3.25% and 3.25%, respectively.

(5)

Adjusted LIBOR Rate with respect to any Eurodollar Borrowing for any interest period is (a) an interest rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) determined by the Administrative Agent to be equal to the LIBOR rate for such Eurodollar Borrowing in effect for such interest period divided by (b) 1 minus the Statutory Reserves (if any) for such Euro Borrowing for such interest period; provided that the Adjusted LIBOR Rate shall be deemed to be not less than 1.50% per annum. The Adjusted LIBOR Rate for the three-months ended March 31, 2013 and 2012 was 1.5% and 1.5%, respectively.

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

The letter of credit commitment is $10.0 million; however, at no time can the Company’s Revolver exposure, which is defined as the aggregate principal amount of all outstanding Revolver loans plus the aggregate amount of the Company’s letter of credit exposure which is defined as the sum of (a) the aggregate undrawn amount of all outstanding letters of credit plus (b) the aggregate principal amount of all letter of credit reimbursement obligations, exceed the total Revolver commitment of $50.0 million. As of March 31, 2013, the Company had approximately $8.1 million available under the letter of credit commitments (Note 13).

Future minimum principal payments as of March 31, 2013 are as follows:

(in millions of dollars)
Remainder of 2013	$5.1
2014	7.5
2015	16.2
2016	14.5
2017	—
Thereafter	350.0

Total	$393.3

The interest rate for the Term Loan and Revolver was 6.0% for the three-months ended March 31, 2013.

The Credit Facility contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, make investments, loans or advances, pay dividends, engage in mergers, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company does not expect these covenants to unreasonably restrict its liquidity, financial condition or access to capital resources in the foreseeable future.

The Company is also subject to a maximum total leverage ratio and minimum interest coverage ratio under the Credit Facility. As of March 31, 2013, the Company is in compliance with these covenants. There are no financial covenants associated with the 2019 Notes.

2019 Notes Optional Redemption

On and after July 15, 2015, the Issuers may redeem the 2019 Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the 2019 Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable redemption date, subject to the right of holders of the 2019 Notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on July 15th of each of the years indicated below:

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

8. Employee Benefit and Retirement Plans

The following table presents components of the Company’s pension cost for the periods shown below:

	For the Three Months Ended
(in millions of dollars)	March 31, 2013	March 31, 2012
Service cost-benefits earned during the period	$0.3	$0.2
Interest cost on projected benefit obligation	0.3	0.4
Expected return on plan assets	(0.2)	(0.2)

Net periodic pension cost	$0.4	$0.4

9. Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s tax expense for the three-months ended March 31, 2013 was unfavorably impacted by an increase in the valuation allowance for a tax jurisdiction with tax losses where the tax benefit could not be recognized, as well as by non-deductible interest expense associated with the mandatorily redeemable preferred stock and the change in the fair value of the warrants. See Note 10 for further information.

10. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of:

	March 31, 2013
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts (1)	$0.8	$—	$0.8	$—
Mutual funds	1.7	1.7	—	—
Guaranteed funds	0.1	0.1	—	—

Total	$2.6	$1.8	$0.8	$—

Liabilities
Warrants	$12.0	$—	$—	$12.0
Foreign exchange forward contracts (1)	0.2	—	0.2	—

Total	$12.2	$—	$0.2	$12.0

(1)	See Note 6 for further information.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the three-months ended March 31, 2013:

(in millions of dollars)
Fair value of warrants at December 31, 2012	$9.5
Unrealized change during period	2.5

Fair value of warrants at March 31, 2013	$12.0

The following table summarizes the significant unobservable inputs for the warrants:

	Fair Value as of		Unobservable
(in millions of dollars)	March 31, 2013	Valuation Technique	Input	Range (Weighted Average)
Warrants	$12.0	Option Pricing	Discount Rate	13.0% - 15.0% (14.0%)
			Volatility (1)	65.0% - 70.0%
			EBITDA Multiples (2)	6.0x - 7.0x (6.5)
			Enterprise Value	$714.8 - $834.5 ($774.7)
			Liquidity Event	7 to 10 years (8.5 years)

(1)	Volatility was 70% for the Kenner warrants and 65% for the Macquarie warrants.
(2)	Before control premium.

Non-Recurring Fair Value Measurements

In January 2012 there was a non-recurring fair value measurement required related to the reclassification of the Series A Convertible Mandatorily Redeemable Preferred Stock, $0.001 par value per share, (“Series A Preferred Stock”) from temporary stockholders’ equity to debt (See Note 11 for further information). No non-recurring fair value measurements were required related to testing of goodwill and other intangible or tangible assets for impairment.

The following table summarizes the significant unobservable input for the Series A Preferred Stock:

	Fair Value as of		Unobservable
(in millions of dollars)	January 16, 2012	Valuation Technique	Input	Range (Weighted Average)
Series A Preferred Stock	$25.6	Discounted Cash Flows	Discount Rate	14.75% - 15.25% (15.0%)

Other Financial Instruments

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying values for current financial assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of such instruments.

The fair value of the 2019 Notes as of March 31, 2013 was $373.7 million based on available market information. The carrying amounts of all other significant debt, including the Term Loan and the Revolver approximate fair value based on the variable nature of the interest thereupon.

11. Redeemable Common and Preferred Stock and Warrants

Series A Preferred Stock

Dynacast was formed by affiliates of Kenner & Company, Inc. (“Kenner”) and their co-investors as a Delaware corporation in 2011. On July 19, 2011 (the “Acquisition Date”), the Company acquired the entities that conducted the business of Dynacast and its subsidiaries (the “Acquisition”). On the Acquisition Date the Company issued 26,500 shares of Series A Preferred Stock to an affiliate of Macquarie Capital (USA), Inc. (“Macquarie”).

The Series A Preferred Stock participates pari passu with the Series B Redeemable Preferred Stock as to dividends and liquidation preference, and is generally entitled to receive dividends of up to 14% (12% if the dividends are paid when declared) of the preferred stock’s liquidation preference per year. Dividends are payable at the option of the Company or upon redemption.

The Series A Preferred Stock was classified as temporary stockholders’ equity at December 31, 2011 (rather than as a liability) as the shares were convertible to common stock for a period of time. Macquarie did not convert the Series A Preferred Stock into common stock within the required time period. Accordingly, as the Series A Preferred Stock is subject to mandatory redemption on July 19, 2021 the Series A Preferred Stock was reclassified from temporary shareholders’ equity to a long-term liability as of January 16, 2012. At that time the Series A Preferred Stock was measured initially at fair value of approximately $25.6 million with a corresponding reduction in paid in capital of $0.9 million, which was subsequently accreted into income as a charge to interest expense during the three months ended March 31, 2012. For the period January 1, 2012 through January 15, 2012, approximately $0.1 million in Series A Preferred Stock dividends payable were recorded as a charge to accumulated deficit and approximately $0.8 million of Series A Preferred Stock dividends for the period January 16, 2012 to March 31, 2012 were included in interest expense. For the three-months ended March 31, 2013, the Company incurred approximately $1.1 million in interest expense related to the Series A Preferred Stock. As of March 31, 2013 approximately $7.0 million in Series A Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheet.

Series B Preferred Stock

On the Acquisition Date, the Company issued 26,500 shares of Series B Redeemable Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) to Macquarie. The Series B Preferred Stock participates pari passu with the Series A Preferred Stock as to dividends and liquidation preference, and is generally entitled to receive dividends of up to 14% (12% if the dividends are paid when declared) of the preferred stock’s liquidation preference per year. Dividends are payable at the option of the Company or upon redemption. For the three-months ended March 31, 2013, the Company incurred approximately $1.1 million in interest expense related to the Series B Preferred Stock. As of March 31, 2013 approximately $7.0 million in Series B Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheet.

The Series B Preferred Stock is required to be redeemed by the Company on July 19, 2021; accordingly the Company classified the Series B Preferred Stock as a liability. In addition, the Company also retains a call option to redeem the Series B Preferred Stock at any time after issuance. This call option is exercisable through the mandatory redemption date of the Series B Preferred Stock, without penalty and at a redemption price per share equal to the Series B Liquidation Preference plus any accrued and unpaid dividends thereon. See Note 15 for further information.

Common Stock

On the Acquisition Date, Macquarie purchased 1,500 shares of common stock at $1,000 per share. The common stock issued to Macquarie can be put to the Company if the Series A Preferred Stock or Series B Preferred Stock is redeemed by the Company, either on an early redemption date or upon the mandatory redemption date. These 1,500 shares of common stock have been recorded as temporary equity given that redemption of the shares is not within the control of the Company.

Macquarie Warrants

In conjunction with the Acquisition, the Company granted 3,960 warrants to an affiliate of Macquarie for the purchase of the Company’s common stock at an exercise price of $0.001. The Macquarie warrants expire on the tenth anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement. The Macquarie warrants contain a contingent put right which enables the holders of the warrants to require the Company to redeem the warrants at $1,000 per warrant share in the event that either the Series A or Series B Preferred Stock are redeemed. In addition, the Macquarie warrants also contain non-standard ownership dilution protection in events in which additional shares of common stock are issued to shareholders other than Macquarie. These warrants are classified as long-term and measured at fair value in the statement of financial position at March 31, 2013 and December 31, 2012, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in other income/expense in the results of operations.

Kenner Warrants

On the Acquisition Date, the Company granted 5,940 warrants to an affiliate of Kenner for the purchase of the Company’s common stock at an exercise price of $0.001. The Kenner warrants expire on the seventh anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement. The Kenner warrants are exercisable in whole or in part i) after the date in which a substantial liquidity event occurs, such as an initial public offering (“IPO”), sale of a majority stake of the Company’s common stock or merger or sale of assets; and ii) as part of the liquidity event, all of the Company’s initial investors receive an internal annual rate of return of at least 20% and at least two times the initial cash outflows of the investors.

Similar to the Macquarie warrants, the Kenner warrants also contain non-standard ownership dilution protection in events where additional shares of common stock are issued to shareholders other than Kenner. These warrants are classified as long-term and measured at fair value in the statement of financial position at March 31, 2013 and December 31, 2012, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in other income/expense in the results of operations.

12. Related Parties

Management Consulting Agreement

The Company has a management consulting agreement, (the “Consulting Agreement”), with Kenner Equity Management, LLC, (“KEM”), an affiliate of Kenner, and Kenner’s co-investors, (collectively the “Consultants”). Under the terms of the Consulting Agreement, the Company will pay $1.0 million to KEM and $1.5 million in aggregate to the Consultants annually. The Consulting Agreement is for successive one-year terms which automatically renews unless terminated in advance. The Company recognized approximately $0.6 million of management fee expense during the three-months ended March 31, 2013 and 2012 which is recorded in selling, general and administrative expense. At March 31, 2013 approximately $0.6 million is classified as current included in accrued expenses and other liabilities.

13. Commitments and Contingencies

Guarantees

As of March 31, 2013, the Company had two stand-by letters of credit with various banks in the amount of approximately $1.9 million securing the Company’s performance of obligations primarily related to workers’ compensation (Note 7).

Litigation

The Company experiences routine litigation in the normal course of business. The Company’s management is of the opinion that none of this routine litigation will have a material effect on the Company’s financial position, results of operations or cash flows.

Risk Management Matters

The Company is self-insured for certain of its workers’ compensation, product liability and disability claims and believes that it maintains adequate accruals to cover its retained liability. The Company accrues for risk management matters as determined by management based on claims filed and estimates of claims incurred but not yet reported that are not generally discounted. Management considers a number of factors when making these determinations. The Company maintains third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. This insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect the Company against loss exposure.

14. Segment Information

The Company is comprised of three reportable geographic segments: Asia Pacific, Europe and North America, each of which includes the aggregation of multiple operating segments.

Inter-segment sales are not material, thus are not presented separately in the analysis below.

Net Sales

	For the Three Months Ended
(in millions of dollars)	March 31, 2013	March 31, 2012
Asia Pacific	$50.7	$41.0
Europe	46.0	45.9
North America	43.0	33.0

Total	$139.7	$119.9

Segment Operating Income

The Company’s management evaluates the performance of geographical segments on an operating income basis before income taxes, interest, restructuring expenses and, certain corporate transactions which are not allocated to the geographical segments.

The tables below reconcile segment operating income to consolidated operating income for the periods presented, which in the opinion of the Company’s management is the most comparable GAAP measurement.

	For the Three Months Ended
(in millions of dollars)	March 31, 2013	March 31, 2012
Asia Pacific	$7.4	$4.2
Europe	5.9	6.0
North America	8.8	4.9

Segment Operating Income	22.1	15.1
Corporate	(3.5)	(2.9)

	18.6	12.2
Restructuring expense	—	(0.6)
Fixed asset disposals	(0.1)	—

Operating income	$18.5	$11.6

Total Assets

(in millions of dollars)	March 31, 2013	December 31, 2012
Asia Pacific	$289.0	$291.8
Europe	397.1	414.1
North America	201.6	193.0
Corporate/Eliminations	(71.4)	(65.2)

Total Segment Assets	$816.3	$833.7

Depreciation and Amortization

	For the Three Months Ended
(in millions of dollars)	March 31, 2013	March 31, 2012
Asia Pacific	$3.1	$3.0
Europe	3.3	3.1
North America	1.9	1.7

Total Segment	8.3	7.8
Corporate	0.1	0.1

Total	$8.4	$7.9

Capital Expenditures

	For the Three Months Ended
(in millions of dollars)	March 31, 2013	March 31, 2012
Asia Pacific	$2.0	$2.0
Europe	0.8	0.4
North America	2.2	0.9

Total Segment	5.0	3.3
Corporate	0.1	—

Total	$5.1	$3.3

15. Subsequent Event

On April 11, 2013, the Company amended its certificate of incorporation to, among other things, reduce the dividend rate payable on the Company’s Series A Preferred Stock and Series B Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of the preferred stock’s liquidation preference per year. In conjunction with the amendment the Company paid a debt advisory fee of $0.5 million to MIHI LLC (or one of its affiliates) and gave Macquarie an option to provide certain financial advisory services during the 12-month period from April 2013 to April 2014. The amendment is effective as of April 11, 2013.

16. Supplemental Guarantor Information

The payment obligations under the 2019 Notes (see Note 7) are guaranteed, jointly and severally, by Dynacast International Inc. (the “Parent”) and all of the Parent’s 100% owned domestic subsidiaries (other than the Issuers) that guarantee the obligations of Dynacast International under the Credit Facility. These guarantees are full and unconditional, subject, in the case of the subsidiary guarantors, to customary release provisions. The Issuers are also 100% owned subsidiaries of the Parent. The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances. The 2019 Notes are instruments of the Issuers and are reflected in their balance sheet.

Each of the Parent and the Issuers has no material operations of its own and only limited assets. The Company conducts the vast majority of its business operations through its subsidiaries. In servicing payments to be made on the 2019 Notes and other indebtedness, and to satisfy other liquidity requirements, the Company will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of inter-company loan arrangements. The ability of these subsidiaries to make dividend payments to the Company or Issuers will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law and restrictions contained in agreements entered into by or relating to these entities.

The following supplemental condensed combining financial information sets forth, on a combining basis, balance sheets, statements of operations and statements of cash flows for the Parent, the Issuers, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Parent and its subsidiaries. The condensed combining financial information has been prepared on the same basis as the condensed consolidated financial statements of the Company as of and for the three-months ended March 31, 2013 and 2012 and as of December 31, 2012. The Parent, the Issuers and the Guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column, the Issuers column and the Guarantor columns reflect the equity in net earnings/losses of its subsidiary guarantors and subsidiary non-guarantors, as appropriate.

Condensed Combining Statement of Operations

	For the Three Months Ended March 31, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$27.0	$114.0	$(1.3)	$139.7
Costs of goods sold	—	—	(20.2)	(85.8)	1.3	(104.7)

Gross margin	—	—	6.8	28.2	—	35.0
Operating expenses:
Selling, general and administrative expense	(1.4)	(0.1)	(4.3)	(10.7)	—	(16.5)

Total operating expenses	(1.4)	(0.1)	(4.3)	(10.7)	—	(16.5)
Operating (loss) income	(1.4)	(0.1)	2.5	17.5	—	18.5
Other income (expense)
Interest and other (expense) income, net	(4.8)	(11.4)	3.9	(3.2)	—	(15.5)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(6.2)	(11.5)	6.4	14.3	—	3.0
Income tax benefit (expense)	0.7	6.5	(6.4)	(5.0)	—	(4.2)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(5.5)	(5.0)	—	9.3	—	(1.2)
Equity in net earnings of unconsolidated subsidiaries	4.2	9.2	9.2	—	(22.6)	—

Net (loss) income	(1.3)	4.2	9.2	9.3	(22.6)	(1.2)
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Net (loss) income attributable to controlling stockholders	$(1.3)	$4.2	$9.2	$9.2	$(22.6)	$(1.3)

Total comprehensive loss	$(9.7)	$(4.4)	$(1.1)	$(1.0)	$6.5	$(9.7)

Condensed Combining Statement of Operations

	For the Three Months Ended March 31, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$22.1	$99.1	$(1.3)	$119.9
Costs of goods sold	—	—	(17.0)	(77.2)	1.3	(92.9)

Gross margin	—	—	5.1	21.9	—	27.0
Operating expenses:
Selling, general and administrative expense	(1.1)	(0.1)	(3.8)	(9.8)	—	(14.8)
Restructuring expense	—	—	—	(0.6)	—	(0.6)

Total operating expenses	(1.1)	(0.1)	(3.8)	(10.4)	—	(15.4)
Operating (loss) income	(1.1)	(0.1)	1.3	11.5	—	11.6
Other income (expense)
Interest and other (expense) income, net	(2.7)	(10.4)	9.2	(8.9)	—	(12.8)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(3.8)	(10.5)	10.5	2.6	—	(1.2)
Income tax benefit (expense)	0.3	2.1	(2.3)	(0.9)	—	(0.8)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(3.5)	(8.4)	8.2	1.7	—	(2.0)
Equity in net earnings of unconsolidated subsidiaries	1.4	9.8	1.6	—	(12.8)	—

Net (loss) income	(2.1)	1.4	9.8	1.7	(12.8)	(2.0)
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Less: Series A preferred stock dividends	(0.1)	—	—	—	—	(0.1)

Net (loss) income attributable to controlling stockholders	$(2.2)	$1.4	$9.8	$1.6	$(12.8)	$(2.2)

Total comprehensive income	$8.2	$11.7	$22.6	$14.7	$(48.7)	$8.5

Condensed Combining Balance Sheet

	As of March 31, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$2.8	$—	$17.3	$—	$20.1
Accounts receivable, net	—	—	19.3	73.7	—	93.0
Inventory	—	—	5.3	32.2	—	37.5
Prepaids and other assets	0.1	1.5	4.6	14.1	(3.5)	16.8
Deferred income taxes	0.2	—	2.8	1.9	(0.2)	4.7

Total current assets	0.3	4.3	32.0	139.2	(3.7)	172.1
Property and equipment, net	—	—	19.4	106.7	—	126.1
Intangible assets, net	—	—	26.6	226.4	—	253.0
Goodwill	—	—	30.8	207.9	—	238.7
Other assets	218.4	653.1	538.6	51.2	(1,434.9)	26.4

Total assets	$218.7	$657.4	$647.4	$731.4	$(1,438.6)	$816.3

Liabilities and Equity
Current liabilities
Accounts payable	$0.3	$—	$7.0	$46.8	$—	$54.1
Income taxes payable	—	—	1.0	5.2	—	6.2
Accrued expenses and other liabilities	1.2	0.3	11.9	37.8	—	51.2
Accrued interest	—	6.9	—	—	—	6.9
Deferred revenue	—	—	2.3	7.2	—	9.5
Due to affiliates	—	—	1.6	1.9	(3.5)	—
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	6.9	—	—	—	6.9
Deferred income taxes	—	0.6	—	0.2	(0.2)	0.6

Total current liabilities	1.5	14.7	23.8	99.7	(3.7)	136.0
Other liabilities	—	—	1.2	3.5	—	4.7
Accrued interest and dividends	14.0	—	—	—	—	14.0
Accrued pension and retirement benefit obligations	—	—	4.2	18.8	—	23.0
Notes payable to affiliate, net	22.0	42.0	0.6	52.6	(117.2)	—
Long-term debt, net	—	386.4	—	—	—	386.4
Mandatorily redeemable preferred stock	53.0	—	—	283.5	(283.5)	53.0
Warrants	12.0	—	—	—	—	12.0
Deferred income taxes	0.2	—	32.0	64.1	(28.7)	67.6

Total liabilities	102.7	443.1	61.8	522.2	(433.1)	696.7

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—
Puttable common stock	1.5	—	—	—	—	1.5
Equity
Total equity attributable to controlling stockholders	114.5	214.3	585.6	154.0	(953.9)	114.5
Non-controlling interests	—	—	—	3.6	—	3.6

Total equity	114.5	214.3	585.6	157.6	(953.9)	118.1

Total liabilities and equity	$218.7	$657.4	$647.4	$731.4	$(1,438.6)	$816.3

Condensed Combining Balance Sheet

	As of December 31, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$2.3	$2.5	$23.2	$—	$28.0
Accounts receivable, net	—	—	13.3	74.3	—	87.6
Inventory	—	—	5.5	32.1	—	37.6
Prepaids and other assets	0.2	0.1	4.2	12.1	(2.1)	14.5
Deferred income taxes	0.2	—	2.8	0.8	0.5	4.3

Total current assets	0.4	2.4	28.3	142.5	(1.6)	172.0
Property and equipment, net	—	—	18.5	109.0	—	127.5
Intangible assets, net	—	—	27.0	234.9	—	261.9
Goodwill	—	—	30.8	212.0	—	242.8
Other assets	222.2	662.5	549.8	54.9	(1,459.9)	29.5

Total assets	$222.6	$664.9	$654.4	$753.3	$(1,461.5)	$833.7

Liabilities and Equity
Current liabilities
Accounts payable	$0.5	$—	$7.2	$54.4	$—	$62.1
Income taxes payable	—	—	0.8	2.2	—	3.0
Accrued expenses and other liabilities	1.3	1.5	13.3	35.8	(2.1)	49.8
Accrued interest	—	15.0	—	—	—	15.0
Deferred revenue	—	—	2.2	6.2	—	8.4
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	6.3	—	—	—	6.3
Deferred income taxes	—	0.5	—	0.1	(0.4)	0.2

Total current liabilities	1.8	23.3	23.5	99.3	(2.5)	145.4
Other liabilities	—	—	—	4.5	—	4.5
Accrued interest and dividends	11.7	—	—	—	—	11.7
Accrued pension and retirement benefit obligations	—	—	4.3	19.2	—	23.5
Notes payable to affiliate, net	20.5	37.1	0.2	63.0	(120.8)	—
Long-term debt, net	—	386.2	—	—	—	386.2
Mandatorily redeemable preferred stock	53.0	—	—	283.5	(283.5)	53.0
Warrants	9.5	—	—	—	—	9.5
Deferred income taxes	0.3	—	25.6	73.5	(29.1)	70.3

Total liabilities	96.8	446.6	53.6	543.0	(435.9)	704.1

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—

Puttable common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	124.3	218.3	600.8	154.9	(974.0)	124.3
Non-controlling interests	—	—	—	3.8	—	3.8

Total equity	124.3	218.3	600.8	158.7	(974.0)	128.1

Total liabilities and equity	$222.6	$664.9	$654.4	$753.3	$(1,461.5)	$833.7

Condensed Combining Statement of Cash Flows

	For the Three Months Ended March 31, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities

Net cash flows (used in) provided by operating activities	$—	$(5.0)	$9.7	$6.7	$(13.5)	$(2.1)

Cash flows from investing activities
Capital expenditures	—	—	(1.6)	(5.6)	—	(7.2)
Notes receivable issued to affiliates, net	—	(1.9)	0.9	(6.8)	7.8	—

Net cash flows provided by (used in) investing activities	—	(1.9)	(0.7)	(12.4)	7.8	(7.2)

Cash flows from financing activities
Draws on revolver	—	9.0	—	—	—	9.0
Repayments on revolver	—	(7.0)	—	—	—	(7.0)
Draw on credit facility	—	—	—	1.0	—	1.0
Dividends to affiliates	—	—	(12.0)	—	12.0	—
Notes payable from affiliates, net	—	6.7	0.5	(0.9)	(6.3)	—
Repayment of long-term debt	—	(1.3)	—	—	—	(1.3)

Net cash flows provided by (used in) financing activities	—	7.4	(11.5)	0.1	5.7	1.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)
Net change in cash and cash equivalents	—	0.5	(2.5)	(5.9)	—	(7.9)
Cash and cash equivalents
Beginning of period	—	2.3	2.5	23.2	—	28.0

End of period	$—	$2.8	$—	$17.3	$—	$20.1

Condensed Combining Statement of Cash Flows

	For the Three Months Ended March 31, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities

Net cash flows (used in) provided by operating activities	$—	$(18.2)	$(2.3)	$15.5	$(0.6)	$(5.6)

Cash flows from investing activities
Capital expenditures	—	—	—	(2.3)	—	(2.3)
Settlement of derivative contracts	—	0.8		—	—	0.8
Notes receivable from affiliates, net	—	(1.7)	1.8	(11.7)	11.6	—

Net cash flows provided by investing activities	—	(0.9)	1.8	(14.0)	11.6	(1.5)

Cash flows from financing activities
Draws on revolver	—	14.0	—	—	—	14.0
Repayment on revolver	—	(5.0)	—	—	—	(5.0)
Debt issuance costs	—	(0.1)	—	—	—	(0.1)
Dividends paid to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Notes payable issued to affiliates	—	10.5	0.8	(0.3)	(11.0)	—
Repayment of long-term debt	—	(1.2)	—	—	—	(1.2)

Net cash flows provided by (used in) financing activities	—	18.2	0.8	(0.4)	(11.0)	7.6

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	0.4
Net change in cash and cash equivalents	—	(0.9)	0.3	1.5	—	0.9
Cash and cash equivalents
Beginning of period	—	1.9	0.9	18.3	—	21.1

End of period	$—	$1.0	$1.2	$19.8	$—	$22.0

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains, and from time to time Dynacast and its management may make, certain statements that constitute “forward looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, such as “contemplate,” “believe,” “estimate,” “anticipate,” “continue,” “expect,” “intend,” “predict,” “project,” “potential,” “possible,” “may,” “plan,” “should,” “would,” “goal,” “target” or other similar expressions or, in each case, their negative or other variations or comparable terminology. Forward-looking statements express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results, and include all matters that are not historical facts. Such statements include, in particular, statements about our plans, intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, earnings outlook, prospects, growth, strategies, the sectors in which we operate, economic conditions and trends in the regions in which we operate, our potential for growth in specified markets or geographies, facility improvements and capital expenditures. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements involve certain risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Actual outcomes or results may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if actual outcomes or results are consistent with the forward-looking statements contained in this report, those outcomes or results may not be indicative of outcomes or results in subsequent periods.

You should not place undue reliance on any forward-looking statement and you should consider the following factors that may cause actual outcomes or results to differ materially from forward-looking statements, as well as those discussed in Part II, Item 1A. Risk Factors in our Form 10-K filed on March 15, 2013 and any of our subsequent filings with the Securities and Exchange Commission (the “SEC”):

•	competitive risks from other zinc or aluminum die cast producers or self-manufacture by customers;

•	relationships with, and financial or operating conditions of, our key customers, suppliers and other stakeholders;

•	loss of, or an inability to attract, key management;

•	fluctuations in the supply of, and prices for, raw materials in the areas in which we maintain production facilities;

•	union disputes, labor unrest or other employee relations issues;

•	availability of production capacity;

•	environmental, health and safety costs;

•	impact of future mergers, acquisitions, joint ventures or teaming agreements;

•	our substantial level of indebtedness and ability to generate cash;

•	changes in the availability and cost of capital;

•	restrictions in our debt agreements;

•	fluctuations in the relative value of the U.S. dollar and the currencies of the countries and regions in which we operate and the effectiveness of our currency hedging activities;

•	ability to repatriate cash held by our foreign subsidiaries;

•	changes in political, economic, regulatory and business conditions, including changes in taxes, tax rates, duties or tariffs;

•	acts of war or terrorist activities;

•	existence or exacerbation of general political instability and uncertainty in the U.S. or in other countries or regions in which we operate;

•	cyclical demand and pricing within the principal markets for our products; and

•	other risks and factors identified in this report, including under the heading “Risk Factors.”

These factors should not be construed as exhaustive and should be read with other cautionary statements in this report and those described in our other filings with the SEC.

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

Overview and Background

Dynacast International Inc. was incorporated as a Delaware corporation in May 2011 by a consortium of private investors led by Kenner and Company, Inc. and subsequently acquired the Dynacast businesses (the “Dynacast Group”) from Melrose plc (“Melrose”) and certain of its subsidiaries on July 19, 2011 for approximately $590.0 million, less outstanding notes payable to affiliates of Melrose, net, plus remittance of cash held by the Dynacast Group as of July 19, 2011. Dynacast had no activity or operations prior to the acquisition. In conjunction with the acquisition, Dynacast International LLC and Dynacast Finance Inc. (the “Issuers”), direct and indirect wholly-owned subsidiaries of Dynacast, issued $350.0 million of 9.25% Senior Secured Second Lien Notes (the “Notes”). Concurrently with the issuance of the Notes, Dynacast International LLC, as borrower, entered into the Senior Secured Credit Facilities, consisting of a $50.0 million term loan and a $50.0 million revolving credit facility with certain lenders to finance the acquisition and provide for working capital.

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

The Asia Pacific segment is comprised of eight manufacturing facilities located in India, Indonesia, Korea, Malaysia, Singapore and China, where there are three separate facilities.

The Europe segment is comprised of eight manufacturing facilities located in France, Germany, Italy, Slovenia, Spain, United Kingdom and Austria, where there are two separate facilities.

The North America segment is comprised of six manufacturing facilities, three of which are located in the United States, two in Canada and one in Mexico.

Revenues

Our core operation is die-casting of components from which the substantial majority of our revenues are generated. We also generate revenues from designing and building tools and machines used in the die-casting process and from value added services such as surface coatings, machining and sub-assembly.

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

Reorganization and Severance Costs

France—In March 2012, we established a restructuring program at our facility in France aimed at improving the operating income margin (the “France Restructuring”). The France Restructuring was completed in 2012 and consisted entirely of employee-related cash costs of $0.6 million including severance and other termination benefits which were recorded in restructuring expense on the accompanying condensed consolidated statements of operations.

Market and Performance Overview

Net sales for the three months ended March 31, 2013 increased by 16.5% to $139.7 million compared to $119.9 million for the corresponding period in the prior year. The increase in net sales of $19.8 million was primarily driven by our North America and Asia Pacific segments which reported increased net sales of $10.0 and $9.7 million, respectively. The increase in net sales in the North America segment was mainly driven by the automotive safety and electronics end market whereas the increase in net sales in the Asia Pacific segment was mainly driven by the consumer electronics end market.

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

For the three months ended March 31, 2013, approximately 39.0% of our sales were to customers in the global automotive safety and electronics end market, approximately 12.0% of our sales were to customers in the consumer electronics end market and approximately 8.0% of our sales were to customers in the healthcare end market. We have seen continued overall growth in these end markets, particularly in the Asia Pacific region.

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

During the three months ended March 31, 2013, the average value of the Euro strengthened very slightly against the U.S. Dollar (“USD”). For the three months ended March 31, 2013 the average Euro to USD exchange rate was 0.7573, or less than 1.0%, higher than the corresponding period in the prior year. The marginally higher average rate had a negligible impact on the translated USD value of Euro-denominated sales and operating income.

Sales in our Southern European facilities were negatively impacted by economic conditions beginning in the second half of 2011 and continue to lag. The weak economic conditions in Southern Europe continue to impact sales in our facilities in Spain, France and Italy all of which are currently in a recession. Both Spain and France officially entered into a recession at the end of the first quarter of 2012 after recording two consecutive quarters of decline in their respective gross domestic product, while Italy entered a recession at the end of 2011. In these countries, we continue to see demand dampened in the construction and automotive safety and electronics end markets. We expect this trend to continue for the foreseeable future until the economy in the European region begins to improve as a whole. Our manufacturing facilities in Austria and Germany had seen little effect from the debt crisis in Southern Europe prior to September 2012. However, beginning in September 2012, we noted a slight slowdown in business in Germany and Austria, albeit not to the levels experienced in our Southern European manufacturing facilities. We expect sales in Austria to grow based on the introduction of aluminum production capabilities in December 2012 and the subsequent expansion of the Austrian facility which was completed in January 2013.

The North America segment, specifically our U.S. and Mexico manufacturing operations, has seen minimal effect from the debt crisis in Southern Europe. However, machine sales at our Peterborough and Techmire facilities in Canada have experienced a slight downturn due to declining sales to their European customers in response to the overall economic climate in Europe. We expect machine sales from Peterborough and Techmire to be adversely impacted until such time that the overall European economy improves.

In response to increasing demand at our Lake Forest facility, particularly in the automotive safety and electronics end market and the telecommunications end market, we expanded the Lake Forest facility in 2012. Likewise, in response to our current Mexican facility reaching full capacity, we are planning to consolidate our existing Mexico manufacturing facility into a leased newly constructed manufacturing facility in 2013.

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

During 2013 we plan to begin offering metal injection molding (“MIM”). Through the addition of MIM, we believe that we will be able to expand our ability to die-cast components using a wider variety of metals. The MIM process is suitable for die casting using stainless steel, titanium and copper. As a result of the planned introduction of the MIM product line, we are planning on expanding our existing facility in Elgin. We also plan to expand our Indonesia facility which will provide ancillary services to the MIM operations at our Singapore facility. We do not expect significant MIM sales in Elgin or Singapore in 2013 as MIM production is not expected to be fully operational until 2014.

Consolidated and Combined Results of Operations

We believe the selected data and the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Operations are important in evaluating our operations. The following tables set forth items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales for the periods presented:

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	For the Three Months Ended
(in millions of dollars)	March 31, 2013		March 31, 2012
Net sales	$139.7	100.0%	$119.9	100.0%
Costs of goods sold	(104.7)	(74.9)%	(92.9)	(77.5)%

Gross margin	35.0	25.1%	27.0	22.5%
Operating expenses
Selling, general and administrative expense	(16.5)	(11.8)%	(14.8)	(12.3)%
Restructuring expense	—	0.0%	(0.6)	(0.5)%

Total operating expenses	(16.5)	(11.8)%	(15.4)	(12.8)%
Operating income	18.5	13.3%	11.6	9.7%
Other income (expense)
Interest expense	(13.0)	(9.3)%	(12.8)	(10.7)%
Other expense	2.5	(1.8)%	—	0.0%

Income (loss) before income taxes	3.0	2.1%	(1.2)	(1.0)%
Income tax (expense)	(4.2)	(3.0)%	(0.8)	(0.7)%

Net loss	$(1.2)	(0.9)%	$(2.0)	(1.7)%

Net Sales. Net sales were $139.7 million for the three months ended March 31, 2013 compared to $119.9 million for the corresponding period in the prior year. Net sales for the three months ended March 31, 2013 and 2012 included $5.9 million, or 4.2%, and $5.4 million, or 4.5% in revenue, respectively, related to the sale of new tools or replacement tools that were separately priced. The increase of $19.8 million in net sales was primarily attributable to increased sales in the Asia Pacific and North America segments of $9.7 and $10.0 million, respectively.

Gross Margin. Gross margin as a percentage of net sales for the three months ended March 31, 2013 was 25.1% compared to 22.5% for the corresponding period in the prior year. The increase in gross margin as a percentage of net sales during the three months ended March 31, 2013 is primarily attributable to increased margins at Peterborough, Elgin and DDG discussed further below.

Selling General and Administrative. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales were 11.8% for the three months ended March 31, 2013 compared to 12.3% for the corresponding period in the prior year. The change in SG&A expenses as a percentage of net sales was primarily attributable to a net change of $0.9 million in foreign exchange gains and losses related to cash flow hedges in Malaysia and Singapore which are discussed further below.

Restructuring Expense. Restructuring expense for the three months ended March 31, 2012 related to the France Restructuring discussed above in “Reorganization and Severance Costs”.

Interest Expense. We incurred interest expense, net of $13.0 million during the three months ended March 31, 2013 of which approximately $8.8 million was attributable to the Notes and the Senior Secured Credit Facilities, $1.6 million was attributable to the amortization of deferred financing costs, $2.3 million was attributable to the Series A and B mandatorily redeemable preferred stock and $0.3 million was attributable to other interest costs. Whereas during the three months ended March 31, 2012 we incurred $12.8 million in interest expense, net, of which approximately $9.0 million was attributable to the Notes and the Senior Secured Credit Facilities, $0.9 was attributable to the amortization of deferred financing costs, $1.8 million was attributable to the Series A and B mandatorily redeemable preferred stock, and approximately $0.9 million was related to the accretion of the Series A mandatorily redeemable preferred stock discussed further in “—Liquidity and Capital Resources—Preferred Stock” below.

Other Expense. Other expense for the three months ended March 31, 2013 related to the change in the fair value of the Company’s warrants. These warrants are measured at fair value with changes in fair value recorded in other income/expense.

Income Taxes. The effective tax rate for the three months ended March 31, 2013 was 140.0% as compared to 66.7% for the corresponding period in the prior year. Dynacast’s tax expense for the three months ended March 31, 2013 was unfavorably impacted by an increase in the valuation allowance for a tax jurisdiction with tax losses where the tax benefit could not be recognized, as well as by non-deductible interest expense associated with the Series A and B mandatorily redeemable preferred stock and the change in the fair value of the warrants. We expect the non-deductibility of expenses related to the Series A and B redeemable preferred stock to continue to negatively affect our effective tax rate until the Series A and B redeemable preferred stock are redeemed.

Segment Operating Results:

Net sales by segment were as follows for the periods presented:

	For the Three Months Ended		Percentage Change
(in millions of dollars)	March 31, 2013	March 31, 2012
Asia Pacific	$50.7	$41.0	23.7%
Europe	46.0	45.9	0.2%
North America	43.0	33.0	30.3%

Total	$139.7	$119.9	16.5%

Operating income by segment was as follows for the periods presented:

	For the Three Months Ended		Percentage Change
(in millions of dollars)	March 31, 2013	March 31, 2012
Asia Pacific	$7.4	$4.2	76.2%
Europe	5.9	6.0	-1.7%
North America	8.8	4.9	79.6%

Total	$22.1	$15.1	46.4%

Asia Pacific

Net Sales. Net sales in the Asia Pacific segment were $50.7 million for the three months ended March 31, 2013 compared to $41.0 million for the corresponding period in the prior year. The increase in sales of $9.7 million, or 23.7%, was primarily attributable to increased sales in Singapore, DDG, and Malaysia of $7.0, $1.8, and $1.1 million, respectively, partially offset by decreased sales in Shanghai of $0.8 million.

Gross Margin. Gross margin as a percentage of net sales was 23.2% for the three months ended March 31, 2013 compared to 21.7% for the corresponding period in prior year. The increase in gross margin as a percentage of net sales during the three months ended March 31, 2013 is primarily attributable to increased gross margins on sales to two zinc die cast customers in DDG of approximately $0.3 million.

Selling, General and Administrative Expense. SG&A as a percentage of net sales was 8.9% for the three months ended March 31, 2013 compared to 11.0% for the corresponding period in the prior year. The decrease in SG&A as a percentage of net sales during the three months ended March 31, 2013 is primarily attributable to gains from cash flow hedges of $0.4 million related to Singapore and Malaysia compared to losses from cash flow hedges of $0.5 million for the three months ended March 31, 2012.

Segment Operating Income. Segment operating income for the Asia Pacific segment was $7.4 million for the three months ended March 31, 2013 compared to $4.2 million for the corresponding period in the prior year. The increase in segment operating income of $3.2 million is primarily attributable to increased sales in Singapore of $7.0 million and to a lesser extent increased sales and margins in DDG and Malaysia as well as a net change in cash flow hedges of approximately $0.9 million.

Singapore. The $7.0 million increase in total sales in Singapore was primarily attributable to increased sales to one customer in the consumer electronics end market of approximately $7.5 million and a $0.5 million increase in sales to a customer in the industrial manufacturing end market partially offset by a decrease in tooling sales of $1.0 million. The $7.5 million increase in sales to the consumer electronics end market customer was related to a new program launched in the second half of 2012.

Dongguan. The $1.8 million increase in total sales in DDG was primarily attributable to increased sales to one customer in the consumer electronics sector which accounted for $1.2 million in additional sales during the three months ended March 31, 2013 compared to the corresponding period in the prior year related to a new program launched in the second half of 2012.

Malaysia. The $1.1 million increase in total sales in Malaysia was primarily attributable to increased sales to one customer in the consumer electronics end market which Malaysia began selling to directly in 2013. Prior to 2013 Malaysia sold parts to this customer as part of an inter-company transaction with Singapore.

Shanghai. The $0.8 million decrease in total sales in Shanghai was primarily attributable to decreased sales in the computer and peripherals and telecommunications end markets. The decrease in the computer and peripherals end market was attributable to decreased demand on existing parts whereas the decrease in the telecommunications end market was attributable to the postponement of orders.

Europe

Net Sales. Net sales in the Europe segment were $46.0 million for the three months ended March 31, 2013 compared to $45.9 million for the corresponding period in the prior year. The increase in sales of $0.1 million, or less than one percent, was attributable to increased sales in the United Kingdom of $1.3 million partially offset by decreased sales in Austria of $1.1 million.

Gross Margin. Gross margin as a percentage of net sales was 22.5% for the three months ended March 31, 2013 which was consistent with gross margin as a percentage of net sales of 22.2% for the corresponding period in the prior year.

Selling, General and Administrative Expense. SG&A as a percentage of net sales was 10.0% for the three months ended March 31, 2013 which was relatively consistent with SG&A as a percentage of net sales of 9.3% for the corresponding period in the prior year.

Segment Operating Income. Segment operating income for the Europe segment was $5.9 million for the three months ended March 31, 2013 which was consistent with operating income of $6.0 million for the corresponding period in the prior year.

United Kingdom. The $1.3 million increase in sales in the United Kingdom was primarily attributable to increased sales to one customer in the automotive safety and electronics end market related to increased demand on existing parts.

Austria. The $1.1 million decrease in sales in Austria was primarily attributable to decreased sales in the automotive safety and electronics end market of approximately $1.2 million of which $0.7 million was attributable to the transfer of production from Dynacast Austria and $0.5 million which was attributable to a customer which began to self-manufacture.

North America

Net Sales. Net sales in the North America segment were $43.0 million for the three months ended March 31, 2013 compared to $33.0 million for the corresponding period in the prior year. The increase in sales of $10.0 million, or 30.3%, was widespread with Lake Forest, Peterborough, Mexico and Elgin reporting increased sales during the three months ended March 31, 2013 of $3.4, $2.8, $2.4 and $1.5 million, respectively, in comparison to the corresponding period in the prior year.

Gross Margin. Gross margin as a percentage of net sales was 29.2% for the three months ended March 31, 2013 compared to 23.9% for the corresponding period in prior year. The increase in gross margin as a percentage of net sales during the three months ended March 31, 2013 is primarily attributable to increased margins at Peterborough related to a telecommunications end market customer. Also contributing to the increase in gross margin but to a lesser extent was Elgin which was generally related to improved efficiencies associated with automation of certain manual manufacturing processes previously implemented.

Selling, General and Administrative Expense. SG&A as a percentage of net sales was 8.8% for the three months ended March 31, 2013 was consistent with SG&A as a percentage of net sales of 9.1% for the corresponding period in the prior year.

Segment Operating Income. Segment operating income for the North America segment was $8.8 million for the three months ended March 31, 2013 compared to $4.9 million for the corresponding period in the prior year. The increase in segment operating income of $3.2 million is primarily attributable to increased sales at Lake Forest, Peterborough, Mexico and Elgin.

Lake Forest. The increase in total sales of $3.4 million at Lake Forest was primarily attributable to increased sales in the automotive safety and electronics end market of $1.9 million related to a new program which launched in the second half of 2012, a $1.4 million increase in the telecommunications end market attributable to increased demand on existing parts and a $0.8 million increase related to a consumer electronics end market customer for a product that launched in the fourth quarter of 2012. These increases were partially offset by a decrease in sales to another automotive safety and electronics customer.

Peterborough. The increase in sales of $2.8 million was primarily attributable to increased sales to a customer in the telecommunications end market which accounted for $2.2 million in additional sales related to a new program that launched in the second half of 2012.

Mexico. The increase in sales of $2.4 million was primarily attributable to increased sales in the automotive safety and electronics end market led by one customer who has transferred over 100 tools to Mexico since June 2012.

Elgin. The increase in sales of $1.5 million was primarily attributable to increased sales to a customer in the consumer electronics end market which accounted for $1.4 million in additional sales related to a new program that launched in the fourth quarter of 2012.

Liquidity and Capital Resources

Cash and cash equivalents changed as follows for the periods presented:

	For the Three Months Ended
(in millions of dollars)	March 31, 2013	March 31, 2012
Net cash flows used in operating activities	$(2.1)	$(5.6)
Net cash flows used in investing activities	(7.2)	(1.5)
Net cash flows provided by financing activities	1.7	7.6
Currency effect on cash and cash equivalents	(0.3)	0.4

(Decrease) increase in cash and cash equivalents	$(7.9)	$0.9

Cash Flows from Operating Activities

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2013 compared to $5.6 million for the corresponding period in the prior year. The $3.5 million improvement in operating cash flow was primarily driven by increased cash flows from operations and to a lesser extent a net change in operating assets and liabilities of $1.1 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory less days of purchases outstanding in accounts payable. The following table depicts our cash conversion cycle for the periods presented:

(in number of days)	March 31, 2013	December 31, 2012	March 31, 2012
Accounts receivable (1)	60	58	54
Inventory (2)	34	36	43
Accounts payable (3)	(64)	(72)	(76)

Cash conversion cycle	30	22	21

(1)	Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $93.0, $87.6 and $73.9 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.
(2)	Days of supply in inventory (“DOS”) measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $37.5, $37.6 and $43.9 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.
(3)	Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $54.1, $62.1 and $57.5 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The increase in DPO is primarily attributable to the timing of supplier purchases and payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.2 million for the three months ended March 31, 2013 compared to $1.5 million for the corresponding period in the prior year. The change in investing activities was primarily attributable to $4.9 million in additional cash capital expenditures.

Capital expenditures have historically been incurred to expand and update the production capacity of our manufacturing facilities. Our capital expenditures were $7.2 and $2.3 million for the three months ended March 31, 2013 and 2012, respectively. For the 2013 fiscal year, we have budgeted approximately $36.0 million in capital expenditures, of which approximately $9.0 million is attributable to expansion of our facilities to accommodate the introduction of the new MIM process and the remainder is primarily attributable to expansions in Shanghai, DDG, Mexico and Austria. We expect our cash flows from operations and borrowings under our Senior Secured Credit Facilities to be sufficient to meet our capital expenditure requirements.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2013 compared to $7.6 million for the corresponding period in the prior year. The change in financing activities was primarily attributable to a decrease in borrowings from our Senior Secured Credit Facilities of approximately $7.0 million.

Financial Position

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring our overall capitalization. Cash and cash equivalents at March 31, 2013 were $20.1 million compared to $28.0 million at December 31, 2012. We had approximately $46.1 million of borrowing capacity under our Senior Secured Credit Facilities as of March 31, 2013. Working capital at March 31, 2013 was $36.1 million compared to $26.6 million at December 31, 2012. The increase in working capital of $9.5 million was primarily attributable to an increase in accounts receivable of $5.4 million, a decrease in interest payable of $8.1 million and a decrease in accounts payable of $8.0 million partially offset by in an increase in income taxes payable of $3.2 million and a decrease in cash and cash equivalents of $7.9 million.

Each of the Dynacast International Inc. (the “Parent”) and the Issuers has no material operations of its own. We conduct the vast majority of our business operations through our subsidiaries. In servicing payments to be made on the Notes and our other indebtedness, and to satisfy our other liquidity requirements, we rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of inter-company loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

A substantial portion of our cash flows are generated by our non-U.S. subsidiaries, which are not guarantors of the Notes or our other indebtedness and therefore have no obligation to pay amounts due on the Notes or our other indebtedness, or to make funds available for that purpose or our other liquidity needs. Our non-U.S. subsidiaries may be subject to currency controls, repatriation restrictions, foreign withholding tax obligations and other limits on transfers of cash to us. We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. In general, when an entity in a foreign jurisdiction repatriates cash to the U.S., the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our non-U.S. subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes.

Borrowing Arrangements

We have Senior Secured Credit Facilities, which provide for a $50.0 million term loan and a $50.0 million revolving credit facility, including the issuance of up to $10.0 million of standby letters of credit. The Senior Secured Credit Facilities expire on July 19, 2016. At no time can our exposure under our revolving credit facility, which is defined as the aggregate principal amount of all outstanding loans under our revolving credit facility plus the aggregate amount of our letter of credit exposure (the aggregate undrawn amount of all outstanding letters of credit plus all letter of credit reimbursement obligations), exceed the total commitment of $50.0 million. As of March 31, 2013 there was $41.3 million in term loans outstanding and $2.0 million outstanding under the revolving credit facility. In addition, there were $1.9 million in issued letters of credit. At March 31, 2013 we had $8.1 million available under the letter of credit commitment.

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

Under the Senior Secured Credit Facilities, from October 1, 2012 to September 30, 2013, the total leverage ratio of our consolidated indebtedness to Consolidated EBITDA for the four most recently completed fiscal quarters may not exceed 5.75 to 1.0. We must also satisfy a minimum interest coverage ratio. Specifically, at any time prior to September 30, 2013, the ratio of Consolidated EBITDA to cash interest expense, for the four most recently completed fiscal quarters, may not be less than 1.75 to 1.0. As of March 31, 2013, we were in compliance with these financial covenants. Specifically, as of March 31, 2013 our total leverage ratio was 3.92 and our minimum interest coverage ratio was 2.82. There are no financial covenants associated with the Notes.

We have varying needs for short-term working capital financing as a result of timing of interest payments on the Notes. Accordingly working capital fluctuations have been financed under the revolving credit facility. Total debt was $393.3 million (the current portion of which was $6.9 million) as of March 31, 2013 and $392.5 million (the current portion of which was $6.3 million) as of December 31, 2012. See Note 7 to the unaudited condensed consolidated financial statements for further details.

Preferred Stock

We have 26,500 shares each of Series A and B mandatorily redeemable preferred stock outstanding. The shares of preferred stock accrue cumulative dividends of 14% of their liquidation preference per year. Unless earlier redeemed, the shares of preferred stock must be redeemed by us on July 19, 2021 for a redemption price of $1,000 per share, plus accrued and unpaid dividends. See Note 11 to the unaudited condensed consolidated and combined financial statements.

On April 11, 2013, the Company amended its certificate of incorporation to, among other things, reduce the dividend rate payable on the Company’s Series A and B mandatorily redeemable preferred stock to 11.375% (10.0% if the dividends are declared and paid in cash) of the preferred stock’s liquidation preference per year. See Note 15 to the unaudited condensed consolidated financial statements for further details.

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

Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies during the three months ended March 31, 2013.

Off-Balance Sheet Activity

We have no significant off-balance sheet arrangements.

Environmental Matters

Our operations are subject to environmental laws and regulations which govern the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. We believe that our operations are currently in substantial compliance with applicable laws and regulations and that the costs of continuing compliance will not have a material effect on our financial condition. We currently do not have any environmental liabilities or accruals recorded.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2013 as compared to those disclosed in our Form 10-K filed with the SEC on March 15, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Excluding our domestic U.S. operations, approximately 30% of our international sales are transacted in USD, while the majority of expense and capital purchasing activities are transacted in local currencies. We attempt to minimize short-term business exposure to foreign currency exchange rate risks. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value, we have instituted foreign currency net investment and cash flow hedge programs. We enter into foreign currency forward exchange rate contracts that generally expire with varying frequencies. These contracts are designated as net investment hedges or cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in other comprehensive income (loss) and subsequently recognized in income in the same period the hedged transactions are recognized. As of March 31, 2013 and December 31, 2012, we had aggregate outstanding notional amounts of approximately $69.1 and $73.3 million in foreign exchange contracts, respectively.

The total foreign currency exchange transaction gain included in net income during the three months ended March 31, 2013 amounted to a $0.5 million gain compared to a $0.5 million loss during the corresponding period in the prior year.

Interest Rate Risk

We are subject to interest rate market risk in connection with our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities provide for variable rate borrowings of up to $100.0 million, including availability of $50.0 million under the revolving credit facility. A change in the variable interest rate of 1.0% would cause our annual interest expense to fluctuate by approximately $0.4 and $0.3 million based on outstanding borrowings at March 31, 2013 and December 31, 2012, respectively.

Commodity Price Risk

We purchase certain raw materials that are subject to price volatility caused by fluctuations in supply and demand as well as other factors. To help mitigate the impact of higher commodity prices, we have multiple-source and geographically diverse procurement policies and have negotiated fixed price supply contracts with many of our commodity suppliers. In addition, we have agreements in place with the vast majority of our customers that provide for the pass-through of changes in the price of zinc, aluminum and magnesium, our primary raw materials. In the vast majority of cases, metal prices are set each month prospectively based upon the previous month’s metal index. Although this can create a lag-effect in a rising or falling market, changes in the price of zinc, aluminum or magnesium do not significantly impact our operations. Due to the rapid manufacturing process, we generally hold a low level of raw material inventory.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Disclosure controls and procedures are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and includes, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Note 13 to Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The risk factors that affect the Company’s business and financial results are discussed in “Item 1A. Risk Factors” in the Company’s Form 10-K filed with the SEC on March 15, 2013. There have been no material changes to the risk factors disclosed in the Company’s Form 10-K filed with the SEC on March 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Dynacast International Inc., as amended to date

3.2	Amended and Restated Bylaws of Dynacast International Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed on February 13, 2012, File No. 333-179497)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Statements of Income (Loss) for the three months ended March 31, 2013 and 2012; (iii) Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012; (iv) Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dynacast International Inc.

Date: May 14, 2013	/s/ Simon J. Newman
Simon J. Newman
President and Chief Executive Officer

Date: May 14, 2013	/s/ Adrian D. Murphy
Adrian D. Murphy
Secretary, Treasurer and Chief Financial Officer