Form 10-Q
period 2013-06-30
Dynacast International Inc.
filed 2013-08-13
CIK 1540563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

708-927-2790

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Although the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, the registrant has filed all such Exchange Act reports for the preceding 12 months.

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

As of August 12, 2013, there was no public trading market for the registrant’s common stock. There were 171,500 shares of the registrant’s common stock, $.01 par value per share, outstanding as of August 12, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sales	$143.1	$128.3	$282.8	$248.2
Costs of goods sold	(109.2)	(99.6)	(213.9)	(192.4)

Gross margin	33.9	28.7	68.9	55.8
Operating expenses:
Selling, general and administrative expense	(17.3)	(14.2)	(33.8)	(29.1)
Restructuring credit (expense)	—	0.1	—	(0.5)

Total operating expenses	(17.3)	(14.1)	(33.8)	(29.6)
Operating income	16.6	14.6	35.1	26.2

Other income (expense)
Interest expense	(11.5)	(12.2)	(24.5)	(25.0)
Other (expense) income	(1.7)	0.1	(4.2)	0.1

Income before income taxes	3.4	2.5	6.4	1.3

Income tax expense	(3.0)	(1.7)	(7.2)	(2.5)

Net income (loss)	0.4	0.8	(0.8)	(1.2)

Less: net income attributable to non-controlling interests	—	(0.1)	(0.1)	(0.1)

Less: Series A preferred stock dividends	—	—	—	(0.2)

Net income (loss) attributable to controlling stockholders	$0.4	$0.7	$(0.9)	$(1.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012

Net income	$0.4	$0.8
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $0.2 and $1.5, respectively	—	(16.4)
Pension, net of tax benefit of $0.2 and $0.4 , respectively	0.2	0.4
Unrealized gain on cash flow hedges, net of tax of $-0- and $-0-, respectively	(0.1)	(0.1)

Total	0.1	(16.1)

Comprehensive income (loss)	0.5	(15.3)

Less: comprehensive (income) loss attributable to non-controlling interests	(0.3)	0.4
Less: Series A preferred stock dividends	—	(0.1)

Comprehensive income (loss) attributable to controlling stockholders	$0.2	$(15.0)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Six Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012

Net (loss) income	$(0.8)	$(1.2)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax expense of $(0.6) and $1.0, respectively	(8.4)	(5.8)
Pension, net of tax provision of $0.2 and $-0-, respectively	0.2	—
Unrealized (loss) gain on cash flow hedges, net of tax of $-0- and $-0-, respectively	(0.2)	0.2

Total	(8.4)	(5.6)

Comprehensive loss	(9.2)	(6.8)

Less: comprehensive (income) loss attributable to non-controlling interests	(0.1)	0.1
Less: Series A preferred stock dividends	—	(0.2)

Comprehensive loss attributable to controlling stockholders	$(9.3)	$(6.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in millions of dollars)	June 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$36.2	$28.0
Accounts receivable, net	90.3	87.6
Inventory, net	36.0	37.6
Prepaids and other assets	11.2	14.5
Deferred income taxes	4.3	4.3

Total current assets	178.0	172.0

Property and equipment, net	130.9	127.5
Intangible assets, net	249.4	261.9
Goodwill	239.6	242.8
Deferred financing costs, net	17.6	19.7
Deferred income taxes	4.8	5.3
Other assets	5.0	4.5

Total assets	$825.3	$833.7

Liabilities and Equity
Current liabilities
Accounts payable	$54.6	$62.1
Income taxes payable	4.1	3.0
Accrued expenses and other liabilities	54.4	49.8
Accrued interest	15.0	15.0
Deferred revenue	9.8	8.4
Current portion of accrued pension and retirement benefit obligations	0.6	0.6
Current portion of long-term debt	1.9	6.3
Deferred income taxes	0.2	0.2

Total current liabilities	140.6	145.4

Accrued interest and dividends	15.9	11.7
Accrued pension and retirement benefit obligations	23.4	23.5
Long-term debt, net	388.1	386.2
Mandatorily redeemable preferred stock	53.0	53.0
Warrants	13.7	9.5
Deferred income taxes	67.1	70.3
Other liabilities	3.2	4.5

Total liabilities	705.0	704.1
Puttable common stock	1.5	1.5

Commitments and contingencies

Equity
Common stock	0.2	0.2
Additional paid-in capital	167.5	167.5
Accumulated foreign currency translation adjustment, net	(22.9)	(14.5)
Unrealized loss on cash flow hedges, net	(0.1)	0.1
Cumulative unrealized pension loss, net	(4.1)	(4.3)
Accumulated deficit	(25.6)	(24.7)

Total equity attributable to controlling stockholders	115.0	124.3

Non-controlling interests	3.8	3.8

Total equity	118.8	128.1

Total liabilities and equity	$825.3	$833.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012

Cash flows from operating activities
Net income (loss)	$(0.8)	$(1.2)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	16.9	16.0
Amortization of deferred financing costs	2.6	1.8
Deferred income taxes	(2.0)	(2.7)
Change in fair value of warrants	4.2	—
Beneficial conversion value for Series A preferred stock	—	0.9
Other	0.3	—
Changes in operating assets and liabilities:
Accounts receivable	(3.7)	(10.7)
Inventory	1.0	(5.1)
Prepaids and other assets	0.5	0.2
Accounts payable	(6.9)	8.3
Income taxes payable	2.4	1.1
Accrued expenses	4.6	0.3
Accrued interest and dividends	4.2	4.2
Other	5.4	3.2

Net cash flows provided by operating activities	28.7	16.3

Cash flows from investing activities
Capital expenditures	(16.8)	(9.2)
Settlement of derivative contracts	—	1.3

Net cash flows used in investing activities	(16.8)	(7.9)

Cash flows from financing activities
Draws on revolver	9.0	14.0
Repayments on revolver	(9.0)	(14.0)
Draw on credit facility	1.4	—
Repayment of credit facility	(1.4)	—
Proceeds from ERP loan	5.6	—
Debt issuance costs	(0.5)	(0.6)
Dividends paid to non-controlling interests	(0.1)	(0.2)
Repayments of long-term debt	(8.1)	(2.5)

Net cash flows used in financing activities	(3.1)	(3.3)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.5)

Net change in cash and cash equivalents	8.2	4.6

Cash and cash equivalents
Beginning of period	28.0	21.1

End of period	$36.2	$25.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2013

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
(in millions of dollars, except share data)	Number of Shares	Value

Beginning Balance at December 31, 2012	170,000	$0.2	$167.5	$(24.7)	$(18.7)	$3.8	$128.1

Net income (loss)	—	—	—	(0.9)	—	0.1	(0.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss, net of tax	—	—	—	—	(8.4)	—	(8.4)

Balance at June 30, 2013	170,000	$0.2	$167.5	$(25.6)	$(27.1)	$3.8	$118.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Organization

Organization and Description of the Business

Dynacast International Inc. (“Dynacast” or the “Company”) was incorporated in the State of Delaware on May 11, 2011. Dynacast is a global provider of small-sized precision die-cast parts in zinc, aluminum, and magnesium alloys. Dynacast is headquartered in Charlotte, North Carolina and currently operates 22 facilities in 16 countries globally and is organized into the following reportable segments (Note 14):

•	Asia Pacific;

•	Europe; and

•	North America.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the financial position and results of operations. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012 and the footnotes thereto included in the Company’s Form 10-K filed with the SEC on March 15, 2013.

Reclassification

Certain prior period amounts have been reclassified to conform to current classifications. Prepaids and other assets and accrued expense and other liabilities have been grouped into one line item within current assets and liabilities, respectively on the accompanying condensed consolidated balance sheets.

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

In February 2013, the FASB issued an accounting standard update to the guidance on the presentation of comprehensive income which adds new disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This guidance is intended to improve the transparency of changes in Other Comprehensive Income (“OCI”) and items reclassified out of AOCI. It does not amend any existing requirements for reporting net income or OCI. The guidance is effective for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013. The implementation of this guidance does not have a significant impact on the Company’s financial position or results of operations and enhanced disclosures were not necessary for the three and six months ended June 30, 2013 and 2012 as the transfers out of AOCI were not material.

In March 2013, FASB issued an ASU that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. The updated accounting standard becomes effective in the first annual period beginning on or after December 15, 2014 on a prospective basis. The Company is currently evaluating the impact of adopting the updated standard, but it does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

3. Inventory, Net

Inventory was comprised of the following components as of:

(in millions of dollars)	June 30, 2013	December 31, 2012

Raw materials	$7.3	$7.7
Work-in-progress	13.5	12.6
Finished goods	15.1	16.4

Total	35.9	36.7
Excess of LIFO inventory value over average cost	0.1	0.9

Total	$36.0	$37.6

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Domestic inventories are valued using the last-in-first-out (“LIFO”) method. These inventories were approximately 13.2% and 12.3% of total inventory at June 30, 2013 and December 31, 2012, respectively. Remaining inventories are valued using the average cost method.

An actual valuation of inventory under the LIFO method will be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations which are based on management’s estimates of expected year-end inventory levels and cost are subject to the final year-end LIFO inventory valuation. As of June 30, 2013 management concluded that a reduction in the LIFO reserve was necessary based on a review of the inventory components and current raw material prices.

As of July 1, 2013 the Company changed from LIFO method of accounting for domestic inventories to the average cost method. Management believes this change was preferable in that it achieves a more appropriate matching of revenues and expenses.

4. Intangible Assets

The Company’s intangible assets primarily relate to customer relationships, technology and indefinite-lived trade names within each of the Company’s segments.

Intangible assets and related accumulated amortization included the following activity during the six-months ended June 30, 2013:

(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total

Gross carrying amount at January 1, 2013	$176.7	$53.9	$53.9	$0.8	$285.3
Additions during the period	0.2	—	—	0.1	0.3
Foreign currency translation	(3.3)	(1.0)	(1.0)	—	(5.3)

Balance at June 30, 2013	173.6	52.9	52.9	0.9	280.3

Gross accumulated amortization at January 1, 2013	(17.9)	(5.2)	—	(0.3)	(23.4)
Amortization expense	(6.2)	(1.7)	—	(0.1)	(8.0)
Foreign currency translation	0.4	0.1	—	—	0.5

Balance at June 30, 2013	(23.7)	(6.8)	—	(0.4)	(30.9)

Net book value at June 30, 2013	$149.9	$46.1	$52.9	$0.5	$249.4

Intangible assets and related accumulated amortization included the following activity during the year ended December 31, 2012:

(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total

Gross carrying amount at January 1, 2012	$172.2	$52.4	$52.4	$0.6	$277.6
Additions during the period	—	—	—	0.2	0.2
Foreign currency translation	4.5	1.5	1.5	—	7.5

Balance at December 31, 2012	176.7	53.9	53.9	0.8	285.3

Gross carrying amount at January 1, 2012	(5.2)	(1.6)	—	(0.1)	(6.9)
Amortization expense	(12.4)	(3.5)	—	(0.2)	(16.1)
Foreign currency translation	(0.3)	(0.1)	—	—	(0.4)

Balance at December 31, 2012	(17.9)	(5.2)	—	(0.3)	(23.4)

Net book value at December 31, 2012	$158.8	$48.7	$53.9	$0.5	$261.9

Amortization expense for intangible assets was approximately $4.0 and $7.9 million for the three and six-months ended June 30, 2012, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows:

(in millions of dollars)

Remainder of 2013	$7.8
2014	15.3
2015	15.1
2016	14.8
2017	14.3
Thereafter	129.2

$196.5

5. Goodwill

Goodwill included the following activity during the six months ended June 30, 2013:

(in millions of dollars)	Asia Pacific	Europe	North America	Total

Balance at January 1, 2013	$74.8	$121.1	$46.9	$242.8
Foreign currency translation	(0.6)	(2.0)	(0.6)	(3.2)

Balance at June 30, 2013	$74.2	$119.1	$46.3	$239.6

Goodwill included the following activity during the year ended December 31, 2012:

(in millions of dollars)	Asia Pacific	Europe	North America	Total

Balance at January 1, 2012	$73.9	$116.7	$47.8	$238.4
Acquisition adjustments during the period related to a prior period acquisition	(1.1)	1.6	(1.2)	(0.7)
Foreign currency translation	2.0	2.8	0.3	5.1

Balance at December 31, 2012	$74.8	$121.1	$46.9	$242.8

6. Derivatives

The use of derivative financial instruments exposes the Company to market risk related to foreign currency exchange rates. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities. The term of foreign exchange contracts as of June 30, 2013 ranged from one to 43 months.

The Company reports its derivative positions on the consolidated balance sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.

The following table sets forth the fair value of the Company’s derivative contracts recorded on the consolidated balance sheets as of:

(in millions of dollars)	Balance Sheet Location	June 30, 2013	December 31, 2012

Foreign exchange forward contracts	Prepaids and other assets	$0.4	$0.3

Total		$0.4	$0.3

(in millions of dollars)	Balance Sheet Location	June 30, 2013	December 31, 2012

Foreign exchange forward contracts	Accrued expenses and other liabilities	$0.7	$1.4

Total		$0.7	$1.4

The following tables set forth the impact that changes in fair values of derivative contracts, designated as net investment and cash flow hedges, had on other comprehensive income (loss) and results for the periods presented below:

(in millions of dollars)	Condensed Statements of Operations Location	Three Months Ended
		June 30, 2013	June 30, 2012

Foreign exchange forward contracts gains (losses)	Selling, general and administrative expense	$—	$(0.1)

Total		$—	$(0.1)

(in millions of dollars)	Condensed Statements of Comprehensive Income Location	Three Months Ended
		June 30, 2013	June 30, 2012

Foreign exchange forward contracts (losses) gains	Foreign currency translation	$(0.7)	$3.5
Foreign exchange forward contracts (losses) gains	Unrealized gain on cash flow hedges, net of tax	(0.1)	0.1

Total		$(0.8)	$3.6

	Condensed Statements of Operations Location	Six Months Ended
(in millions of dollars)		June 30, 2013	June 30, 2012

Foreign exchange forward contracts gains	Selling, general and administrative expense	$0.1	$0.1

Total		$0.1	$0.1

	Condensed Statements of Comprehensive Income Location	Six Months Ended
(in millions of dollars)		June 30, 2013	June 30, 2012

Foreign exchange forward contracts gains	Foreign currency translation	$0.5	$1.3
Foreign exchange forward contracts (losses) gains	Unrealized gain on cash flow hedges, net of tax	(0.2)	0.2

Total		$0.3	$1.5

As of June 30, 2013 the Company had an aggregate outstanding notional amount of approximately $71.0 million in foreign exchange contracts.

7. Debt

Long-term debt was comprised of the following components as of:

(in millions of dollars)	June 30, 2013			December 31, 2012
	Commitment	Due	Balance	Balance
	Amount	Date	Outstanding	Outstanding

2019 Notes (1) (2)	$350.0	July 15, 2019	$350.0	$350.0
ERP Loan (12)	5.6	December 31, 2018	5.6	—
Credit Facility (3) (10)
Term Loan (3) (4) (5) (6) (10) (11)	50.0	July 19, 2016	34.4	42.5
Revolver (3) (4) (5) (6) (7) (8) (9) (10) (11)	50.0	July 19, 2016	—	—

			390.0	$392.5
Less: current portion			(1.9)	(6.3)

Total			$388.1	$386.2

(1)

The 9.25% Senior Secured Second Lien Notes due 2019 (the “2019 Notes”) were co-issued by Dynacast International LLC (“Dynacast International”) and Dynacast Finance Inc. (“Dynacast Finance” and collectively the “Issuers”) each a wholly-owned subsidiary of Dynacast. The 2019 Notes are guaranteed on a senior secured basis by Dynacast and all of Dynacast’s direct and indirect domestic subsidiaries that guarantee the obligations of Dynacast International under the Credit Facility, as defined below (Note 15). The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether now owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances.

(2)	Interest on the 2019 Notes is fixed at 9.25% with interest payments due semi-annually on January 15th and July 15th. Interest accrued from July 19, 2011.
(3)

Dynacast has a senior secured first lien revolving credit facility (the “Revolver”) for $50.0 million which is available for working capital purposes, including the provision of letters of credit and a $50.0 million senior secured first-lien term loan (the “Term Loan”, and together with the Revolver, the “Credit Facility”). Outstanding balances under the Term Loan and the Revolver bear interest at a rate equal to, at Dynacast’s option, either (i) the alternative base rate (“ABR”) (4) plus the applicable margin for ABR loans; or (ii) adjusted London Interbank Offered Rate (“Adjusted LIBOR”) (5) plus applicable margin for Eurodollar loans.

(4)

The ABR is equal to the greatest of (a) the base rate in effect for such day, (b) federal funds effective rate in effect on such day plus 0.50% or (c) the Adjusted LIBOR for an interest period of one-month beginning on such day plus 100 basis points; provided that the ABR shall be deemed to be not less that 2.50% per annum. The ABR for the three and six months ended June 30, 2013 and 2012 was 3.25% and 3.25%, respectively.

(5)

The Adjusted LIBOR with respect to any borrowing comprised of Eurodollar Loans (“Eurodollar Borrowing”) for any interest period is (a) an interest rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) determined by JP Morgan Chase Bank as “Administrative Agent” under the Credit Facility to be equal to the Adjusted LIBOR rate for such Eurodollar Borrowing in effect for such interest period divided by (b) 1 minus the statutory reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the Adjusted LIBOR Rate shall be deemed to be not less than 1.50% per annum. The Adjusted LIBOR for the three and six months ended June 30, 2013 and 2012 was 1.5% and 1.5%, respectively.

(6)

The applicable margin with respect to any outstanding balances under the Term Loan or Revolver is 3.50% and 4.50% for ABR and Eurodollar loans, respectively, subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the Administrative Agent of the quarterly or annual financial statements.

(7)

The commitment fee for the Revolver is 0.75% on the average daily unused amount of revolver commitment subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the Administrative Agent of the quarterly or annual financial statements.

(8)

The letter of credit participation fee to any Revolver lender with respect to its participation in the Revolver is a rate equal to the applicable margin used to determine the interest rate on Revolver loans bearing interest at a rate determined by reference to Adjusted LIBOR on the average daily amount of such lender’s letter of credit exposure which is defined as the aggregate undrawn amount of all outstanding letters of credit plus aggregate principal amount of all reimbursement obligations outstanding.

(9)	The fronting fee to any issuing bank in its capacity as an issuer of letters of credit is 0.25% on the average daily amount of letter of credit exposure.
(10)

With respect to any Term Loan or Revolver Loan bearing interest at a rate determined by ABR interest is payable on the last business day of March, June, September and December of each year. With respect to any Term loan or Revolver Eurodollar loan, interest is payable on the last day of the interest period as defined in the Credit Facility. For Eurodollar loans with interest periods greater than three months, interest is payable in intervals of every three months.

(11)	Accrued fees are payable in arrears on the last business day of March, June, September and December of each year.
(12)

The ERP Fonds Austria Wirtschaftsservice loan, (the “ERP Loan) was received in connection with the investment in the new aluminum die-casting facility in Austria. Interest is fixed at 0.5% from January 1, 2012 to June 30, 2015 and at 1.5% from July 1, 2015 to December 31, 2018 with interest payments due quarterly. Interest accrued from June 18, 2013 when the ERP Loan was drawn. Principal payments are due semi-annually beginning June 30, 2015. Guarantee fee of 0.3% charged quarterly in advance on the outstanding ERP loan balance.

The letter of credit commitment under the Revolver is $10.0 million; however, at no time can the Company’s Revolver exposure, which is defined as the aggregate principal amount of all outstanding Revolver loans plus the aggregate amount of the Company’s letter of credit exposure which is defined as the sum of (a) the aggregate undrawn amount of all outstanding letters of credit plus (b) the aggregate principal amount of all letter of credit reimbursement obligations, exceed the total Revolver commitment of $50.0 million. As of June 30, 2013, the Company had approximately $8.1 million available under the letter of credit commitments (Note 13) and $48.1 million available under the Revolver. In addition to the letter of credit commitment under the Credit Facility, the Company has a line of credit in China for approximately $1.6 million under which no amounts are outstanding at June 30, 2013.

Future minimum principal payments as of June 30, 2013 are as follows:

(in millions of dollars)

Remainder of 2013	$—
2014	5.7
2015	16.2
2016	12.5
2017	—
Thereafter	355.6

$390.0

The interest rate for the Term Loan and Revolver was 6.0% and 6.0% for the three and six months ended June 30, 2013, respectively.

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

The Company is also subject to a maximum total leverage ratio and minimum interest coverage ratio under the Credit Facility. As of June 30, 2013 the Company is in compliance with these covenants. There are no financial covenants associated with the 2019 Notes or the ERP Loan.

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

In addition, until July 15, 2014, the Issuers may, at their option, on one or more occasions, redeem up to 35.0% of the aggregate principal amount of the 2019 Notes at a redemption price equal to 109.25% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the applicable redemption date, subject to the right of holders of the 2019 Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings; provided that at least 65.0% of the original aggregate principal amount of the 2019 Notes issued under the indenture after the issue date remains outstanding immediately after the occurrence of each such redemption; provided, further, that each such redemption occurs within 90-days of the date of closing of each such equity offering.

8. Employee Benefit and Retirement Plans

The following table presents components of the Company’s pension cost for the periods shown below:

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Service cost-benefits earned during the period	$0.3	$0.2	$0.5	$0.4
Interest cost on projected benefit obligation	0.3	0.3	0.6	0.7
Expected return on plan assets	(0.2)	(0.1)	(0.3)	(0.3)

Net periodic pension cost	$0.4	$0.4	$0.8	$0.8

9. Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s tax expense for the three and six months ended June 30, 2013 was unfavorably impacted by an increase in the valuation allowance for a tax jurisdiction with tax losses where the tax benefit could not be recognized, as well as by non-deductible interest expense associated with the mandatorily redeemable preferred stock (Note 11) and the change in the fair value of the Company’s warrants (Note 10).

10. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of:

	June 30, 2013
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts (1)	$0.4	$—	$0.4	$—
Mutual funds	1.7	1.7	—	—
Guaranteed funds	0.1	0.1	—	—

Total	$2.2	$1.8	$0.4	$—

Liabilities
Warrants	$13.7	$—	$—	$13.7
Foreign exchange forward contracts (1)	0.7	—	0.7	—

Total	$14.4	$—	$0.7	$13.7

	December 31, 2012
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts (1)	$0.3	$—	$0.3	$—
Mutual funds	1.8	1.8	—	—
Guaranteed funds	0.1	0.1	—	—

Total	$2.2	$1.9	$0.3	$—

Liabilities
Warrants	$9.5	$—	$—	$9.5
Foreign exchange forward contracts (1)	1.4	—	1.4	—

Total	$10.9	$—	$1.4	$9.5

(1)	See Note 6 for further information.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the six months ended June 30, 2013:

(in millions of dollars)

Fair value of warrants at December 31, 2012	$9.5
Unrealized change during the period	4.2

Fair value of warrants at June 30, 2013	$13.7

The following table summarizes the significant unobservable inputs in the warrant valuation:

(in millions of dollars)	Fair Value as of June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Warrants	$13.7	Option Pricing	Discount Rate	12.5% - 14.5% (13.5%)
			Volatility (1)	65.0% - 75.0%
			EBITDA Multiples (2)	5.5 x to 6.5 x (6.0x)
			Enterprise Value	$735.9- $865.5 ($800.7)

(1)	Volatility was 75% for the Kenner Equity Management, LLC (“Kenner”) warrants and 65% for MIHI LLC (“Macquarie”) warrants.
(2)	Before control premium.

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

The following table summarizes the significant unobservable input for the Series A Preferred Stock valuation:

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

The fair value of the 2019 Notes and the ERP Loan as of June 30, 2013 was $381.5 and $5.6 million, respectively based on available market information. The carrying amounts of all other significant debt, including the Term Loan and the Revolver approximate fair value based on the variable nature of the interest thereupon.

11. Redeemable Common and Preferred Stock and Warrants

Series A Preferred Stock

On July 19, 2011 (the “Acquisition Date”), the Company issued 26,500 shares of Series A Preferred Stock to Macquarie. The Series A Preferred Stock participates pari passu with the Series B Redeemable Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) as to dividends and liquidation preference, and was generally entitled to receive dividends of up to 14% (12% if the dividends are paid when declared) of the preferred stock’s liquidation preference per year through April 10, 2013. On April 11, 2013 the Company amended its certificate of incorporation to, among other things, reduce the dividend rate payable on the Company’s Series A Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of the preferred stock’s liquidation preference. Dividends are payable at the option of the Company or upon redemption. See Note 12 for further information.

The Series A Preferred Stock was classified as temporary stockholders’ equity at December 31, 2011 (rather than as a liability) as the shares were convertible to common stock for a period of time. Macquarie did not convert the Series A Preferred Stock into common stock within the required time period. Accordingly, as the Series A Preferred Stock is subject to mandatory redemption on July 19, 2021 the Series A Preferred Stock was reclassified from temporary shareholders’ equity to a long-term liability as of January 16, 2012. At that time the Series A Preferred Stock was measured initially at fair value of approximately $25.6 million (Note 10) with a corresponding reduction in paid in capital of $0.9 million, which was subsequently accreted into income as a charge to interest expense during the three months ended March 31, 2012. For the period January 1, 2012 through January 15, 2012, approximately $0.1 million in Series A Preferred Stock dividends payable were recorded as a charge to accumulated deficit and approximately $0.8 million of Series A Preferred Stock dividends for the period January 16, 2012 to March 31, 2012 were included in interest expense. For the three and six months ended June 30, 2013, the Company incurred approximately $1.1 and $2.1 million in interest expense, respectively related to the Series A Preferred Stock as compared to $0.8 and $1.8 million in interest expense for the corresponding periods in the prior year, respectively. As of June 30, 2013 approximately $8.0 million in Series A Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheet.

Series B Preferred Stock

On the Acquisition Date, the Company issued 26,500 shares of Series B Preferred Stock to Macquarie. The Series B Preferred Stock participates pari passu with the Series A Preferred Stock as to dividends and liquidation preference, and is generally entitled to receive dividends of up to 14% (12% if the dividends are paid when declared) of the preferred stock’s liquidation preference per year through April 10, 2013. On April 11, 2013 the Company amended its certificate of incorporation to, among other things, reduce the dividend rate payable on the Company’s Series B Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of the preferred stock’s liquidation preference. Dividends are payable at the option of the Company or upon redemption. See Note 12 for further information.

For the three and six months ended June 30, 2013, the Company incurred approximately $1.0 and $2.1 million in interest expense related to the Series B Preferred Stock, respectively as compared to $1.0 and $2.0 million in interest expense for the corresponding periods in the prior year, respectively. As of June 30, 2013 approximately $8.0 million in Series B Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheet.

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

Macquarie Warrants

In conjunction with the acquisition, the Company granted 3,960 warrants to Macquarie for the purchase of the Company’s common stock at an exercise price of $0.001. The Macquarie warrants expire on the tenth anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement dated July 19, 2011 (the “Security Holders Agreement”). The Macquarie warrants contain a contingent put right which enables the holders of the warrants to require the Company to redeem the warrants at $1,000 per warrant share in the event that either the Series A or Series B Preferred Stock are redeemed. In addition, the Macquarie warrants also contain non-standard ownership dilution protection in events in which additional shares of common stock are issued to shareholders other than Macquarie. These warrants are classified as long-term and measured at fair value in the statement of financial position at June 30, 2013 and December 31, 2012, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in other income (expense) in the results of operations.

Kenner Warrants

In conjunction with the acquisition, the Company granted 5,940 warrants to Kenner for the purchase of the Company’s common stock at an exercise price of $0.001. The Kenner warrants expire on the seventh anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement. The Kenner warrants are exercisable in whole or in part i) after the date in which a substantial liquidity event occurs, such as an initial public offering, sale of a majority stake of the Company’s common stock or merger or sale of assets; and ii) as part of the liquidity event, all of the Company’s initial investors receive an internal annual rate of return of at least 20% and at least two times the initial cash outflows of the investors.

Similar to the Macquarie warrants, the Kenner warrants also contain non-standard ownership dilution protection in events where additional shares of common stock are issued to shareholders other than Kenner. These warrants are classified as long-term and measured at fair value in the statement of financial position at June 30, 2013 and December 31, 2012, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in other income (expense) in the results of operations.

12. Related Parties

Management Consulting Agreement

The Company has a management consulting agreement (the “Consulting Agreement”), with Kenner and other co-investors in the Company (collectively the “Consultants”). Under the terms of the Consulting Agreement, the Company will pay $1.0 million to Kenner and $1.5 million in aggregate to the Consultants annually. The Consulting Agreement is for successive one-year terms which automatically renew unless terminated in advance. The Company recognized approximately $0.6 and $1.3 million of management fee expense during the three and six months ended June 30, 2013 and 2012, respectively which is recorded in selling, general and administrative expense in the condensed consolidated statements of operations. At June 30, 2013 approximately $0.6 million in Consulting Agreement fees is classified as current included in accrued expenses and other liabilities.

As consideration to amend certain of the terms of the Series A Preferred Stock and Series B Preferred Stock (Note 11), the Company paid an affiliate of Macquarie a $0.5 million debt advisory fee and granted the same affiliate of Macquarie or its designee the right to act as lead underwriter, lead initial purchaser, lead arranger, lead placement agent, financial advisor or dealer manager, as the case may be, with respect to certain transactions during the one-year period beginning on April 11, 2013. The Company capitalized the $0.5 million debt advisory fee which will be amortized through July 19, 2021, the mandatory redemption date, of the Series A Preferred Stock and the Series B Preferred Stock.

13. Commitments and Contingencies

Guarantees

As of June 30, 2013 the Company had two stand-by letters of credit under the Revolver with various banks in the amount of approximately $1.9 million securing the Company’s performance of obligations primarily related to workers’ compensation (Note 7).

Billings in Excess of Costs

As of June 30, 2013 the Company had approximately $9.3 million in billing in excess of costs which represents cash collected from customers and billings to customers in advance of work performed.

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

Inter-segment sales are not material, thus are not presented separately in the analysis below.

Net Sales

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Asia Pacific	$58.2	$51.0	$108.9	$92.0
Europe	45.5	43.4	91.5	89.3
North America	39.4	33.9	82.4	66.9

Total	$143.1	$128.3	$282.8	$248.2

Segment Operating Income

The Company’s management evaluates the performance of its geographical segments on an operating income basis before income taxes, interest, restructuring expenses and certain corporate transactions which are not allocated to the geographical segments.

The tables below reconcile segment operating income to operating income for the periods presented, which in the opinion of the Company’s management is the most comparable U.S. GAAP measurement.

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Asia Pacific	$9.1	$6.5	$16.5	$10.7
Europe	5.6	6.0	11.5	12.0
North America	6.0	5.3	14.8	10.2

Segment operating income	20.7	17.8	42.8	32.9
Corporate	(4.1)	(3.3)	(7.6)	(6.2)

	16.6	14.5	35.2	26.7

Restructuring expense	—	0.1	—	(0.5)

Fixed asset disposals	—	—	(0.1)	—

Operating income	$16.6	$14.6	$35.1	$26.2

Total Assets

(in millions of dollars)	June 30, 2013	December 31, 2012

Asia Pacific	$284.3	$291.8
Europe	413.6	414.1
North America	197.6	193.0
Corporate/Eliminations	(70.2)	(65.2)

Total Assets	$825.3	$833.7

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Asia Pacific	$3.2	$3.2	$6.3	$6.2
Europe	3.3	3.0	6.6	6.1
North America	2.0	1.8	3.9	3.5

Total segment	8.5	8.0	16.8	15.8
Corporate	—	0.1	0.1	0.2

Total	$8.5	$8.1	$16.9	$16.0

Capital Expenditures (1)

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Asia Pacific	$3.9	$3.2	$5.9	$5.2
Europe	2.2	0.4	3.0	0.8
North America	2.9	1.1	5.1	2.0

Total segment	9.0	4.7	14.0	8.0
Corporate	—	0.1	0.1	0.1

Total	$9.0	$4.8	$14.1	$8.1

(1)	Excludes the impact of capital expenditures which were accrued but not paid.

15. Supplemental Guarantor Information

The payment obligations under the 2019 Notes (see Note 7) are guaranteed, jointly and severally, by Dynacast International Inc. (the “Parent”) and all of the Parent’s 100% owned domestic subsidiaries (other than the Issuers) that guarantee the obligations of Dynacast International under the Credit Facility. These guarantees are full and unconditional, subject, in the case of the subsidiary guarantors, to customary release provisions. The Issuers are also 100% owned subsidiaries of the Parent. The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances. The 2019 Notes are instruments of the Issuers and are reflected in their balance sheets.

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

The following supplemental condensed combining financial information sets forth, on a combining basis, balance sheets, statements of operations and statements of cash flows for the Parent, the Issuers, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Parent and its subsidiaries. The condensed combining financial information has been prepared on the same basis as the condensed consolidated financial statements of the Company as of and for the three and six months ended June 30, 2013 and 2012 and as of December 31, 2012. The Parent, the Issuers and the guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column, the Issuers column and the Guarantor columns reflect the equity in net earnings/losses of its subsidiary guarantors and subsidiary non-guarantors, as appropriate.

Condensed Combining Statement of Operations

	Three Months Ended June 30, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$24.9	$119.6	$(1.4)	$143.1
Costs of goods sold	—	—	(19.4)	(91.2)	1.4	(109.2)

Gross margin	—	—	5.5	28.4	—	33.9
Operating expenses:
Selling, general and administrative expense	(1.3)	(0.1)	(4.8)	(11.1)	—	(17.3)

Total operating expenses	(1.3)	(0.1)	(4.8)	(11.1)	—	(17.3)
Operating (loss) income	(1.3)	(0.1)	0.7	17.3	—	16.6
Other income (expense)
Interest and other (expense) and income, net	(3.6)	(10.7)	10.9	(9.8)	—	(13.2)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(4.9)	(10.8)	11.6	7.5	—	3.3
Income tax benefit (expense)	0.4	2.7	(4.3)	(1.8)	—	(3.0)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(4.5)	(8.1)	7.3	5.7	—	0.4
Equity in net earnings of unconsolidated subsidiaries	4.8	12.9	5.7	—	(23.6)	—

Net income	0.4	4.9	13.0	5.7	(23.6)	0.4

Net income attributable to controlling stockholders	$0.4	$4.9	$13.0	$5.7	$(23.6)	$0.4

Total comprehensive income	$0.4	$5.0	$13.2	$6.7	$(24.8)	$0.5

Condensed Combining Statement of Operations

	Three Months Ended June 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$22.6	$107.4	$(1.7)	$128.3
Costs of goods sold	—	—	(17.0)	(84.3)	1.7	(99.6)

Gross margin	—	—	5.6	23.1	—	28.7
Operating expenses:
Selling, general and administrative expense	(1.0)	—	(3.7)	(9.5)	—	(14.2)
Restructuring credit	—	—	—	0.1	—	0.1

Total operating expenses	(1.0)	—	(3.7)	(9.4)	—	(14.1)
Operating (loss) income	(1.0)	—	1.9	13.7	—	14.6
Other income (expense)
Interest and other (expense) income, net	(2.1)	(10.4)	3.3	(2.9)	—	(12.1)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(3.1)	(10.4)	5.2	10.8	—	2.5
Income tax benefit (expense)	0.3	3.7	(2.9)	(2.8)	—	(1.7)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(2.8)	(6.7)	2.3	8.0	—	0.8
Equity in net earnings of unconsolidated subsidiaries	3.6	10.3	8.0	—	(21.9)	—

Net income	0.8	3.6	10.3	8.0	(21.9)	0.8
Less: net income attributable to non-controlling interests	(0.1)	—	—	—	—	(0.1)

Net income attributable to controlling stockholders	$0.7	$3.6	$10.3	$8.0	$(21.9)	$0.7

Total comprehensive loss	$(14.9)	$(12.1)	$(9.2)	$(11.8)	$32.7	$(15.3)

Condensed Combining Statement of Operations

	Six Months Ended June 30, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	—	$51.9	$233.7	$(2.8)	$282.8
Costs of goods sold	—	—	(39.6)	(177.1)	2.8	(213.9)

Gross margin	—	—	12.3	56.6	—	68.9
Operating expenses:
Selling, general and administrative expense	(2.6)	(0.2)	(9.1)	(21.9)	—	(33.8)

Total operating expenses	(2.6)	(0.2)	(9.1)	(21.9)	—	(33.8)
Operating (loss) income	(2.6)	(0.2)	3.2	34.7	—	35.1
Other income (expense)
Interest and other (expense) income, net	(8.4)	(22.1)	14.7	(12.9)	—	(28.7)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(11.0)	(22.3)	17.9	21.8	—	6.4
Income tax benefit (expense)	1.1	9.2	(10.7)	(6.8)	—	(7.2)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(9.9)	(13.1)	7.2	15.0	—	(0.8)
Equity in net earnings of unconsolidated subsidiaries	9.0	22.1	14.9	—	(46.0)	—

Net (loss) income	(0.9)	9.0	22.1	15.0	(46.0)	(0.8)
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Net (loss) income attributable to controlling stockholders	$(0.9)	$9.0	$22.1	$14.9	$(46.0)	$(0.9)

Total comprehensive (loss) income	$(9.4)	$0.6	$12.1	$5.7	$(18.2)	$(9.2)

Condensed Combining Statement of Operations

	Six Months Ended June 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$44.7	$206.5	$(3.0)	$248.2
Costs of goods sold	—	—	(34.0)	(161.4)	3.0	(192.4)

Gross margin	—	—	10.7	45.1	—	55.8
Operating expenses:
Selling, general and administrative expense	(2.1)	(0.1)	(7.5)	(19.4)	—	(29.1)
Restructuring expense	—	—	—	(0.5)	—	(0.5)

Total operating expenses	(2.1)	(0.1)	(7.5)	(19.9)	—	(29.6)
Operating (loss) income	(2.1)	(0.1)	3.2	25.2	—	26.2
Other income (expense)
Interest and other (expense) income, net	(4.8)	(20.8)	12.5	(11.8)	—	(24.9)

(Loss) before income tax and equity in net earnings of unconsolidated subsidiaries	(6.9)	(20.9)	15.7	13.4	—	1.3
Income tax benefit (expense)	0.6	5.8	(5.2)	(3.7)	—	(2.5)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(6.3)	(15.1)	10.5	9.7	—	(1.2)
Equity in net earnings of unconsolidated subsidiaries	5.0	20.1	9.6	—	(34.7)	—

Net (loss) income	(1.3)	5.0	20.1	9.7	(34.7)	(1.2)
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Less: Series A preferred stock dividends	(0.2)	—	—	—	—	(0.2)

Net (loss) income attributable to controlling stockholders	$(1.5)	$5.0	$20.1	$9.6	$(34.7)	$(1.5)

Total comprehensive (loss) income	$(6.7)	$(0.4)	$13.4	$2.9	$(16.0)	$(6.8)

Condensed Combining Balance Sheet

	As of June 30, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$13.8	$5.7	$16.7	—	$36.2
Accounts receivable, net	—	—	14.0	76.3	—	90.3
Inventory	—	—	4.8	31.2	—	36.0
Prepaids and other assets	0.1	1.0	1.5	10.7	(2.1)	11.2
Deferred income taxes	0.2	—	2.8	1.8	(0.5)	4.3

Total current assets	0.3	14.8	28.8	136.7	(2.6)	178.0

Property and equipment, net	—	—	20.8	110.1	—	130.9
Intangible assets, net	—	—	26.3	223.1	—	249.4
Goodwill	—	—	30.8	208.8	—	239.6
Other assets	224.0	645.8	531.3	50.2	(1,423.9)	27.4

Total assets	$224.3	$660.6	$638.0	$728.9	$(1,426.5)	$825.3

Liabilities and Equity
Current liabilities
Accounts payable	$0.2	$—	$6.0	$48.4	$—	$54.6
Income taxes payable	—	—	—	4.1	—	4.1
Accrued expenses and other liabilities	1.1	1.0	13.9	40.5	(2.1)	54.4
Accrued interest	—	15.0	—	—	—	15.0
Deferred revenue	—	—	2.5	7.3	—	9.8
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	1.9	—	—	—	1.9
Deferred income taxes	—	0.5	—	0.2	(0.5)	0.2

Total current liabilities	1.3	18.4	22.4	101.1	(2.6)	140.6
Accrued interest and dividends	15.9	—	—	—	—	15.9
Accrued pension and retirement benefit obligations	—	—	4.1	19.3	—	23.4
Notes payable to affiliate, net	23.9	40.4	0.1	38.0	(102.4)	—
Long-term debt, net	—	382.5	—	5.6	—	388.1
Mandatorily redeemable preferred stock	53.0	—	—	283.5	(283.5)	53.0
Warrants	13.7	—	—	—	—	13.7
Deferred income taxes	—	—	36.0	63.6	(32.5)	67.1
Other liabilities	—	—	1.3	1.9	—	3.2

Total liabilities	107.8	441.3	63.9	513.0	(421.0)	705.0

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—
Puttable common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	115.0	219.3	574.1	160.5	(953.9)	115.0
Non-controlling interests	—	—	—	3.8	—	3.8

Total equity	$115.0	$219.3	$574.1	$164.3	$(953.9)	$118.8

Total liabilities and equity	$224.3	$660.6	$638.0	$728.9	$(1,426.5)	$825.3

Condensed Combining Balance Sheet

	As of December 31, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$2.3	$2.5	$23.2	$—	$28.0
Accounts receivable, net	—	—	13.3	74.3	—	87.6
Inventory	—	—	5.5	32.1	—	37.6
Prepaids and other assets	0.2	0.1	4.2	12.1	(2.1)	14.5
Deferred income taxes	0.2	—	2.8	0.8	0.5	4.3

Total current assets	0.4	2.4	28.3	142.5	(1.6)	172.0

Property and equipment, net	—	—	18.5	109.0	—	127.5
Intangible assets, net	—	—	27.0	234.9	—	261.9
Goodwill	—	—	30.8	212.0	—	242.8
Other assets	222.2	662.5	549.8	54.9	(1,459.9)	29.5

Total assets	$222.6	$664.9	$654.4	$753.3	$(1,461.5)	$833.7

Liabilities and Equity
Current liabilities
Accounts payable	$0.5	$—	$7.2	$54.4	$—	$62.1
Income taxes payable	—	—	0.8	2.2	—	3.0
Accrued expenses and other liabilities	1.3	1.5	13.3	35.8	(2.1)	49.8
Accrued interest	—	15.0	—	—	—	15.0
Deferred revenue	—	—	2.2	6.2	—	8.4
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	6.3	—	—	—	6.3
Deferred income taxes	—	0.5	—	0.1	(0.4)	0.2

Total current liabilities	1.8	23.3	23.5	99.3	(2.5)	145.4
Accrued interest and dividends	11.7	—	—	—	—	11.7
Accrued pension and retirement benefit obligations	—	—	4.3	19.2	—	23.5
Notes payable to affiliate, net	20.5	37.1	0.2	63.0	(120.8)	—
Long-term debt, net	—	386.2	—	—	—	386.2
Mandatorily redeemable preferred stock	53.0	—	—	283.5	(283.5)	53.0
Warrants	9.5	—	—	—	—	9.5
Deferred income taxes	0.3	—	25.6	73.5	(29.1)	70.3
Other liabilities	—	—	—	4.5	—	4.5

Total liabilities	96.8	446.6	53.6	543.0	(435.9)	704.1

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—

Puttable common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	124.3	218.3	600.8	154.9	(974.0)	124.3
Non-controlling interests	—	—	—	3.8	—	3.8

Total equity	124.3	218.3	600.8	158.7	(974.0)	128.1

Total liabilities and equity	$222.6	$664.9	$654.4	$753.3	$(1,461.5)	$833.7

Condensed Combining Statement of Cash Flows

	Six Months Ended June 30, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated

Cash flows from operating activities

Net cash flows provided by operating activities	$0.5	$12.9	$32.3	$25.2	$(42.2)	$28.7

Cash flows from investing activities
Capital expenditures	—	—	(3.9)	(12.9)	—	(16.8)
Notes receivable issued to affiliates, net	—	(3.4)	13.6	(10.2)	—	—

Net cash flows (used in) provided by investing activities	—	(3.4)	9.7	(23.1)	—	(16.8)

Cash flows from financing activities
Draws on revolver	—	9.0	—	—	—	9.0
Repayments on revolver	—	(9.0)	—	—	—	(9.0)
Draw on credit facility	—	—	—	1.4	—	1.4
Repayment on credit facility	—	—	—	(1.4)	—	(1.4)
Proceeds from ERP loan	—	—	—	5.6	—	5.6
Debt issuance costs	(0.5)	—	—	—	—	(0.5)
Notes payable from affiliates, net	—	10.1	—	(13.5)	3.4	—
Dividends to affiliates	—	—	(38.8)	—	38.8	—
Dividends paid to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Repayments of long-term debt	—	(8.1)	—	—	—	(8.1)

Net cash flows (used in) provided by financing activities	(0.5)	2.0	(38.8)	(8.0)	42.2	(3.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)
Net change in cash and cash equivalents	—	11.5	3.2	(6.5)	—	8.2
Cash and cash equivalents
Beginning of period	—	2.3	2.5	23.2	—	28.0

End of period	$—	$13.8	$5.7	$16.7	$—	$36.2

Condensed Combining Statement of Cash Flows

	Six Months Ended June 30, 2012
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated

Cash flows from operating activities

Net cash flows (used in) provided by operating activities	$—	$(18.6)	$4.4	$33.1	$(2.6)	$16.3

Cash flows from investing activities

Capital expenditures	—	—	(2.5)	(6.7)	—	(9.2)
Settlement of derivative contracts	—	1.3	—	—	—	1.3
Notes receivable issued to affiliates, net	—	(2.5)	(0.6)	(22.3)	25.4	—

Net cash flows used in investing activities	—	(1.2)	(3.1)	(29.0)	25.4	(7.9)

Cash flows from financing activities
Draws on revolver	—	14.0	—	—	—	14.0
Repayments on revolver	—	(14.0)	—	—	—	(14.0)
Debt issuance costs	—	(0.6)	—	—	—	(0.6)
Notes payable from affiliates, net	—	23.5	0.4	(1.1)	(22.8)	—
Dividends paid to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Repayments of long-term debt	—	(2.5)	—	—	—	(2.5)

Net cash flows provided by (used in) financing activities	—	20.4	0.4	(1.3)	(22.8)	(3.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)
Net change in cash and cash equivalents	—	0.6	1.7	2.3	—	4.6
Cash and cash equivalents
Beginning of period	—	1.9	0.9	18.3	—	21.1

End of period	$—	$2.5	$2.6	$20.6	$—	$25.7

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains, and from time to time Dynacast International Inc. and its management may make, certain statements that constitute “forward looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, such as “contemplate,” “believe,” “estimate,” “anticipate,” “continue,” “expect,” “intend,” “predict,” “project,” “potential,” “possible,” “may,” “plan,” “should,” “would,” “goal,” “target” or other similar expressions or, in each case, their negative or other variations or comparable terminology. Forward-looking statements express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results, and include all matters that are not historical facts. Such statements include, in particular, statements about our plans, intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, earnings outlook, prospects, growth, strategies, the sectors in which we operate, economic conditions and trends in the regions in which we operate, our potential for growth in specified markets or geographies, facility improvements and capital expenditures. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements involve certain risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Actual outcomes or results may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if actual outcomes or results are consistent with the forward-looking statements contained in this report, those outcomes or results may not be indicative of outcomes or results in subsequent periods.

You should not place undue reliance on any forward-looking statement and you should consider the following factors that may cause actual outcomes or results to differ materially from forward-looking statements, as well as those discussed in Part II, Item 1A. Risk Factors in our Form 10-K filed on March 15, 2013 and any of our subsequent filings with the Securities and Exchange Commission (the “SEC”):

•	competitive risks from other zinc or aluminum die cast producers or self-manufacture by customers;

•	relationships with, and financial or operating conditions of, our key customers, suppliers and other stakeholders;

•	loss of, or an inability to attract, key management;

•	fluctuations in the supply of, and prices for, raw materials in the areas in which we maintain production facilities;

•	union disputes, labor unrest or other employee relations issues;

•	availability of production capacity;

•	environmental, health and safety costs;

•	impact of future mergers, acquisitions, or joint ventures;

•	our substantial level of indebtedness and ability to generate cash;

•	changes in the availability and cost of capital;

•	restrictions in our debt agreements;

•	fluctuations in the relative value of the U.S. dollar and the currencies of the countries and regions in which we operate and the effectiveness of our currency hedging activities;

•	ability to repatriate cash held by our foreign subsidiaries;

•	changes in political, economic, regulatory and business conditions, including changes in taxes, tax rates, duties or tariffs;

•	acts of war or terrorist activities;

•	existence or exacerbation of general political instability and uncertainty in the U.S. or in other countries or regions in which we operate; and

•	cyclical demand and pricing within the principal markets for our products.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes related thereto. The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services and other future results, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in “Cautionary Statement Regarding Forward-Looking Statements.”

Overview and Background

Dynacast International Inc. was incorporated as a Delaware corporation in May 2011 by a consortium of private investors led by Kenner and Company, Inc. and subsequently acquired the Dynacast businesses (the “Dynacast Group”) from Melrose plc (“Melrose”) and certain of its subsidiaries on July 19, 2011 for approximately $590.0 million, less outstanding notes payable to affiliates of Melrose, net, plus remittance of cash held by the Dynacast Group as of July 19, 2011. Dynacast had no activity or operations prior to the acquisition. In conjunction with the acquisition, Dynacast International LLC and Dynacast Finance Inc. (the “Issuers”), direct and indirect wholly-owned subsidiaries of Dynacast, issued $350.0 million of 9.25% Senior Secured Second Lien Notes due 2019 (the “2019 Notes”). Concurrently with the issuance of the 2019 Notes, Dynacast International LLC, as borrower, entered into the Senior Secured First Lien Credit Facility, consisting of a $50.0 million term loan and a $50.0 million revolving credit facility with certain lenders to finance the acquisition and provide for working capital.

Dynacast is a global manufacturer of small engineered precision die cast components serving customers in the automotive safety and electronics, consumer electronics, healthcare, hardware and computer and peripherals end markets, among others. Our customers range from large multi-national companies to small businesses. In recent years, the largest end markets in which our customers operate are automotive safety and electronics, consumer electronics and healthcare. We also have a number of customers in the hardware, computer and peripherals, telecommunications and industrial manufacturing end markets. We manage our business primarily on a geographical basis through three reportable segments—Asia Pacific, Europe and North America.

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

Revenue

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

Restructuring and Severance Costs

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

Market and Performance Overview

Net sales for the three months ended June 30, 2013 increased by 11.5% to $143.1 million compared to $128.3 million for the corresponding period in the prior year. The increase in net sales of $14.8 million was primarily driven by our Asia Pacific and North America segments which reported increased net sales of $7.2 and $5.5 million, respectively, and to a lesser extent our Europe segment which reported increased net sales of $2.1 million. The increase in net sales in the Asia Pacific segment was mainly driven by the consumer electronics end market whereas the increase in net sales in the North America segment was mainly driven by the automotive safety and electronics end market. The increase in net sales in the Europe segment was primarily driven by the telecommunications and automotive safety and electronics end markets. Segment operating income for the three months ended June 30, 2013 was $20.7 million, an increase of $2.9 million, or 16.3%, from $17.8 million during the corresponding period in the prior year.

Net sales were $282.8 million for the six months ended June 30, 2013 compared to $248.2 million for the corresponding period in the prior year. The increase in net sales of $34.6 million, or 13.9%, was primarily attributable to increased sales in the Asia Pacific and North America segments of $16.9 and $15.5 million, respectively, and to a lesser extent the Europe segment which had an increase in net sales of $2.2 million. The increase in net sales in the Asia Pacific segment was mainly driven by the consumer electronics end market whereas the increase in net sales in the North America segment was mainly driven by the automotive safety and electronics and telecommunications end markets. The increase in net sales in the Europe segment was primarily driven by the telecommunications and automotive safety and electronics end markets. Segment operating income for the six months ended June 30, 2013 was $42.8 million, an increase of $9.9 million, or 30.0%, from $32.9 million during the corresponding period in the prior year.

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

For the three and six months ended June 30, 2013, approximately 38.6% and 38.9% of our sales were to customers in the global automotive safety and electronics end market, approximately 13.6% and 12.8% of our sales were to customers in the consumer electronics end market and approximately 6.6% and 7.3% of our sales were to customers in the healthcare end market, respectively. We have seen continued overall growth in these end markets, particularly in the Asia Pacific and North America regions.

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

During the three and six months ended June 30, 2013 there was very little movement in the average value of the major currencies which affect our results. In the three months ended June 30, 2013 the average value of the Euro was 1.3058, the Singapore Dollar (“SGD”) 1.2485 and Chinese Yuan Renminbi (“CNY”) 6.2025 - a 1.6%, 1.2% and 1.7% strengthening, respectively. The overall impact of all currency movements was to increase net sales by $1.2 million and operating income by $0.2 million for the three months ended June 30, 2013.

In the six months ended June 30, 2013 the average value of the Euro was 1.3130, the SGD 1.2428 and the CNY 6.2395 - a 1.2%, 1.7% and 1.0% strengthening, respectively. The overall impact of all currency movements was to increase net sales for the six months ended June 30, 2013 by $1.9 million and operating income by $0.1 million.

During the three months ended June 30, 2013, net sales in the Europe segment improved slightly in comparison to the corresponding period in the prior year particularly in Southern Europe. The economic situation in France, Italy and Spain remains difficult, but there are signs of improvement. The German and Austrian markets showed some signs of slowing down in late 2012 into the first quarter of 2013, but have been steady in the three months ended June 30, 2013. The UK market was the strongest growth sector in the region during the three months ended June 30, 2013 in comparison to the corresponding period in the prior year. We are cautiously optimistic that the worst of the European recession is behind us.

The North American segment continued to show improvement during the three months ended June 30, 2013 in comparison to the corresponding period in the prior year benefitting from a general increase in the level of activity in the automotive market and from the ramp-up of specific new programs in the automotive safety and electronics and telecommunications end-markets.

In response to increasing demand at our Lake Forest facility, particularly in the automotive safety and electronics end market and the telecommunications end market, we expanded the Lake Forest facility in 2012. Likewise, in response to our current Mexican facility reaching full capacity, we are consolidating our existing Mexico manufacturing facility into a leased newly constructed manufacturing facility which is expected to be fully operational in the fourth quarter of 2013.

Results remain good in the Asia Pacific segment despite the growing sentiment that manufacturing activity in the Asia region is slowing down. We continue to see sales growth from new business opportunities, particularly in the automotive safety and electronics and the consumer electronics end markets. In response to the expected continued growth in the Asia Pacific region, we expanded our manufacturing footprint in the Shanghai metropolitan area with the addition of a new facility, which began manufacturing operations in November 2012. Furthermore, in expectation of continued growth at our manufacturing facility in Dongguan (“DDG”), which is at capacity, we are currently expanding the DDG facility. The DDG expansion is expected to be operational by the third quarter of 2013.

In 2013 we will begin offering metal injection molding (“MIM”) from our facilities in Elgin and Singapore. Through the addition of MIM, we expect to expand our ability to produce precision components using a wide variety of metals, including stainless steel, titanium and copper. As a result of the planned introduction of the MIM product line, we are expanding our existing facilities in Elgin and Indonesia which will provide ancillary services to the MIM operations at our Singapore facility. We do not expect significant MIM sales in Elgin or Singapore in 2013 as MIM production is not expected to be fully operational until 2014.

Consolidated and Combined Results of Operations

We believe the selected data and the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Operations are important in evaluating our operations. The following tables set forth items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales for the periods presented:

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	For the Three Months Ended
(in millions of dollars)	June 30, 2013		June 30, 2012

Net sales	$143.1	100.0%	$128.3	100.0%
Costs of goods sold	(109.2)	–76.3%	(99.6)	–77.6%

Gross margin	33.9	23.7%	28.7	22.4%
Operating expenses:
Selling, general and administrative expense	(17.3)	–12.1%	(14.2)	–11.1%
Restructuring credit	—	0.0%	0.1	0.1%

Total operating expenses	(17.3)	–12.1%	(14.1)	–11.0%
Operating income	16.6	11.6%	14.6	11.4%
Other income (expense)
Interest expense	(11.5)	–8.1%	(12.2)	–9.5%
Other (expense) income	(1.7)	–1.2%	0.1	0.1%

Income (loss) before income taxes	3.4	2.3%	2.5	1.9%
Income tax (expense)	(3.0)	–2.1%	(1.7)	–1.3%

Net loss	$0.4	0.2%	$0.8	0.6%

Net Sales. Net sales were $143.1 million for the three months ended June 30, 2013 compared to $128.3 million for the corresponding period in the prior year. Net sales for the three months ended June 30, 2013 and 2012 included $13.4 million, or 9.4%, and $8.6 million, or 6.7% in revenue, respectively, related to the sale of new tools or replacement tools that were separately priced. The increase in net sales of $14.8 million was primarily attributable to increased sales in the Asia Pacific and North America segments of $7.2 and $5.5 million, respectively, and to a lesser extent the Europe segment which reported an increase in net sales of $2.1 million.

Gross Margin. Gross margin as a percentage of net sales for the three months ended June 30, 2013 was 23.7% compared to 22.4% for the corresponding period in the prior year. The increase in gross margin as a percentage of net sales during the three months ended June 30, 2013 is primarily attributable to increased margins in the Asia Pacific segment discussed further below.

Selling General & Administrative. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales were 12.1% for the three months ended June 30, 2013 compared to 11.1% for the corresponding period in the prior year. The increase in SG&A expenses as a percentage of net sales was partially attributable a reduction of $0.4 million in foreign exchange gains and losses related to cash flow hedges in Malaysia and Shanghai of $0.2 and $0.1 million, respectively with the remainder of the increase primarily attributable to the overall increase in net sales of $14.8 million.

Restructuring Credit. Restructuring credit for the three months ended June 30, 2012 related to the France Restructuring discussed above in “Reorganization and Severance Costs”.

Interest Expense. We incurred interest expense, net, of $11.5 million during the three months ended June 30, 2013 of which approximately $8.7 million was attributable to the 2019 Notes and the Senior Secured Credit Facility, $1.0 million was attributable to the amortization of deferred financing costs, $2.0 million was attributable to the Series A Preferred Stock and the Series B Preferred Stock and $0.2 million was attributable to other interest income. Whereas during the three months ended June 30, 2012 we incurred $12.2 million in interest expense, net, of which approximately $8.9 million was attributable to the 2019 Notes and the Senior Secured Credit Facility, $0.9 million was related the amortization of deferred financing costs, $2.0 million was attributable to the Series A and B mandatorily redeemable preferred stock and approximately $0.4 million was attributable to other interest costs.

Other (Expense) Income. Other expense for the three months ended June 30, 2013 relates to the change in the fair value of the Dynacast warrants.

Income Taxes. The effective tax rate for the three months ended June 30, 2013 was 88.2% as compared to 68.0% for the corresponding period in the prior year. Dynacast’s income tax expense and effective tax rate are based upon the estimated annual effective tax rate applied to the year to date pre-tax income adjusted for the effects of items required to be treated discrete to the period. Dynacast items that were discrete to the three months ended June 30, 2013 include items such as changes in the value of the net investment hedges in the U.S., the tax effects of audits and competent authority settlements, and the finalization of tax returns in certain jurisdictions. Dynacast’s tax expense was also impacted by the mix of earnings in the U.S. and outside the U.S.

Dynacast’s estimated annual effective tax rate used for the three months ended June 30, 2013 on taxable U.S. earnings was 0.0%. The U.S. estimated annual effective tax rate was unfavorably impacted by an increase in valuation allowance on tax losses for which a tax benefit cannot be recognized as well as by the non-deductibility of interest expense associated with the Series A Preferred Stock and Series B Preferred Stock and the change in the fair value of the Company’s warrants. We expect the non-deductibility of interest expense related to the Series A Preferred Bank and Series B Preferred Stock to continue to negatively affect our effective tax rate until the Series A Preferred Stock and the Series B Preferred Stock are redeemed. For the three months ended June 30, 2013, the Company recognized tax expense at a blended estimated annual effective tax rate of approximately 30.0% on non-U.S. earnings.

For the three months ended June 30, 2013, tax expense was approximately $3.0 million of which approximately $2.7 million was attributable to non-U.S. earnings and $0.3 million was attributable to U.S. tax expense related to the Company’s net investment hedges. Tax expense for the three months ended June 30, 2012 was approximately $1.7 million of which approximately $2.9 million was attributable to non-U.S. earnings which was partially offset by a U.S. tax benefit of approximately $1.2 million due to changes in the Company’s net investment hedges.

Segment Operating Results:

Net sales by segment were as follows for the periods presented:

	For the Three Months Ended		Percentage Change
(in millions of dollars)	June 30, 2013	June 30, 2012

Asia Pacific	$58.2	$51.0	14.1%
Europe	45.5	43.4	4.8%
North America	39.4	33.9	16.2%

Total	$143.1	$128.3	11.5%

Operating income by segment was as follows for the periods presented:

	For the Three Months Ended		Percentage Change
(in millions of dollars)	June 30, 2013	June 30, 2012

Asia Pacific	$9.1	$6.5	40.0%
Europe	5.6	6.0	–6.7%
North America	6.0	5.3	13.2%

Total	$20.7	$17.8	16.3%

Asia Pacific

Net sales for the three months ended June 30, 2013 were $58.2 million, an increase of $7.2 million, or 14.1%, from $51.0 million for the corresponding period in the prior year. Approximately $0.5 million, or 6.9%, of the increase in net sales was attributable to the strengthening of the CNY while the strengthening of the SGD accounted for an additional $0.2 million, or 2.8%, of the net sales increase. Underlying sales increased by 12.7% driven primarily by the increased sales volume in the consumer electronics end market at our Dongguan, Malaysia and Singapore facilities of $2.7, $2.1 and $1.3 million, respectively.

Gross margin as a percentage of net sales for the three months ended June 30, 2013 was 24.6% compared to 20.1% for the corresponding period in the prior year. The increase in gross margin as a percentage of net sales during the three months ended June 30, 2013 was primarily attributable increased margins in the consumer electronics end market at our facilities in Singapore and Malaysia and to a lesser extent a reduction in outside processing costs at our Shanghai facility.

SG&A as a percentage of net sales for the three months ended June 30, 2013 was 8.4% compared to 7.3% for the corresponding period in the prior year. The increase in SG&A as a percentage of net sales during the three months ended June 30, 2013 was primarily attributable to a reduction in foreign exchange gains of $0.4 million in Singapore, Malaysia and Shanghai during the three months ended June 30, 2013 compared to the corresponding period in the prior year.

Segment operating income for the three months ended June 30, 2013 was $9.1 million, an increase of $2.6 million, or 40.0%, from $6.5 million for the corresponding period in the prior year. Approximately $0.1 million, or 3.8%, of the increase in segment operating income was attributable to changes in foreign currency exchange rates. The remainder of the increase in segment operating income was primarily attributable to increased sales and margins at our DDG, Singapore and Malaysia facilities discussed above.

Europe

Net sales for the three months ended June 30, 2013 were $45.5 million, an increase of $2.1 million, or 4.8%, from $43.4 million for the corresponding period in the prior year. Approximately $0.5 million, or 23.8%, of the increase in net sales was attributable to the strengthening of the Euro. Underlying sales increased by 3.7% driven primarily by the increased sales volume in the automotive safety and electronics end market at our United Kingdom, Spain and Germany facilities of $1.3, $0.9 and $0.4 million, respectively. These increases were partially offset by a decrease in our automotive safety and electronics end market volumes in Austria related to the transfer of production to our Shanghai facility.

Gross margin as a percentage of net sales for the three months ended June 30, 2013 was 22.1% compared to 22.9% for the corresponding period in the prior year. The decrease in gross margin as a percentage of net sales during the three months ended June 30, 2013 was primarily attributable to start-up costs associated with the expansion of our facility in Austria.

SG&A as a percentage of net sales for the three months ended June 30, 2013 was 10.1% compared to 7.3% for the corresponding period in the prior year. The increase in SG&A as a percentage of net sales during the three months ended June 30, 2013 was primarily attributable to $0.5 million in severance costs in France.

Segment operating income for the three months ended June 30, 2013 was $5.6 million, a decrease of $0.4 million, or 6.7%, from $6.0 million for the corresponding period in the prior year. The decrease in segment operating income of $0.4 million was primarily attributable to $0.5 million in severance costs in France discussed above.

North America

Net sales for the three months ended June 30, 2013 were $39.4 million, an increase of $5.5 million, or 16.2%, from $33.9 million for the corresponding period in the prior year. The increase in net sales was driven primarily by increased sales volume in the telecommunications end market at our Peterborough and Lake Forest facilities of $1.6 and $1.1 million, respectively. Also contributing to the increase albeit to a lesser extent was increased sales volume in the automotive safety and electronics end market at our Mexico and Lake Forest facilities of $1.5 million and $1.2 million, respectively.

Gross margin as a percentage of net sales for the three months ended June 30, 2013 was 24.1% which was consistent with gross margin as percentage of net sales of 24.2% for the corresponding period in the prior year.

SG&A as a percentage of net sales for the three months ended June 30, 2013 was 9.2% which was consistent with SG&A as a percentage of net sales of 8.7% for the corresponding period in the prior year.

Segment operating income for the three months ended June 30, 2013 was $6.0 million, an increase of $0.7 million, or 13.2%, from $5.3 million for the corresponding period in the prior year. The increase in segment operating income of $0.7 million was primarily attributable to increased sales and margins in the telecommunications end market at our Peterborough and Lake Forest facilities discussed above and to a lesser extent increased automotive safety and electronics end market sales at our Mexico facility.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	For the Six Months Ended
(in millions of dollars)	June 30, 2013		June 30, 2012

Net sales	$282.8	100.0%	$248.2	100.0%
Costs of goods sold	(213.9)	–75.6%	(192.4)	–77.5%

Gross margin	68.9	24.4%	55.8	22.5%
Operating expenses:
Selling, general and administrative expense	(33.8)	–12.0%	(29.1)	–11.7%
Restructuring expense	—	0.0%	(0.5)	–0.2%

Total operating expenses	(33.8)	–12.0%	(29.6)	–11.9%
Operating income	35.1	12.4%	26.2	10.6%
Other income (expense)
Interest expense	(24.5)	–8.7%	(25.0)	–10.1%
Other (expense) income	(4.2)	–1.5%	0.1	0.0%

Income (loss) before income taxes	6.4	2.3%	1.3	0.5%
Income tax (expense)	(7.2)	–2.5%	(2.5)	–1.0%

Net loss	$(0.8)	–0.3%	$(1.2)	–0.5%

Net Sales. Net sales were $282.8 million for the six months ended June 30, 2013 compared to $248.2 million for the corresponding period in the prior year. Net sales for the six months ended June 30, 2013 and 2012 included $13.4 million, or 4.7%, and $14.5 million, or 5.8%, in revenue, respectively, related to the sale of new tools or replacement tools that were separately priced. The increase in net sales of $34.6 million was primarily attributable to increased sales in the Asia Pacific and North America segments of $16.9 and $15.5 million, respectively and to a lesser extent the Europe segment which reported an increase in net sales of $2.2 million.

Gross Margin. Gross margin as a percentage of net sales for the six months ended June 30, 2013 was 24.4% compared to 22.5% for the corresponding period in the prior year. The increase in gross margin as a percentage of net sales during the six months ended June 30, 2013 is primarily attributable to increased margins in the Asia Pacific and North America segments discussed further below.

Selling General and Administrative. SG&A expenses as a percentage of net sales were 12.0% for the six months ended June 30, 2013 which was consistent with SG&A expenses as a percentage of net sales of 11.7% for the corresponding period in the prior year.

Restructuring Expense. Restructuring expense for the six months ended June 30, 2012 related to the France Restructuring discussed above in “Reorganization and Severance Costs”.

Interest Expense. We incurred interest expense, net, of $24.5 million during the six months ended June 30, 2013 of which approximately $17.5 million was attributable to the 2019 Notes and the Senior Secured Credit Facility, $2.6 million was attributable to the amortization of deferred financing costs, $4.2 million was attributable to the Series A Preferred Stock and the Series B Preferred Stock and $0.2 million was attributable to other interest costs. Whereas during the six months ended June 30, 2012 we incurred $25.0 million in interest expense, net, of which approximately $17.9 million was attributable to the 2019 Notes and the Senior Secured Credit Facility, $1.8 million was attributable to the amortization of deferred financing costs, $4.8 million was attributable to the Series A and B mandatorily redeemable preferred stock and $0.5 million was attributable to other interest costs.

Other (Expense) Income. Other expense for the six months ended June 30, 2013 relates to the change in the fair value of the Dynacast warrants.

Income Taxes. The effective tax rate for the six months ended June 30, 2013 was 112.5% as compared to 192.0% for the corresponding period in the prior year. Dynacast’s income tax expense and effective tax rate are based upon the estimated annual effective tax rate applied to the year to date pre-tax income adjusted for the effects of items required to be treated discrete to the period. Dynacast items that were discrete to the six months ended June 30, 2013 include items such as changes in the value of the net investment hedges in the U.S., the tax effects of audits and competent authority settlements, and the finalization of tax returns in certain jurisdictions. Dynacast’s tax expense was also impacted by the mix of earnings in the U.S. and outside the U.S.

Dynacast’s estimated annual effective tax rate used for the six months ended June 30, 2013 on taxable U.S. earnings was 0.0%. The U.S. estimated annual effective tax rate was unfavorably impacted by an increase in valuation allowance on tax losses for which a tax benefit cannot be recognized as well as by the non-deductibility of interest expense associated with the Series A Preferred Stock and Series B Preferred Stock and the change in the fair value of the Company’s warrants. We expect the non-deductibility of interest expense related to the Series A Preferred Stock and the Series B Preferred Stock to continue to negatively affect our effective tax rate until the Series A Preferred Stock and the Series B Preferred Stock are redeemed. For the six months ended June 30, 2013 the Company recognized tax expense at a blended estimated annual effective tax rate of approximately 30.0% on non-U.S. earnings.

For the six months ended June 30, 2013, tax expense was approximately $7.2 million of which approximately $6.8 million was attributable to non-U.S. earnings and approximately $0.4 million was attributable to U.S. tax expense related to changes in the Company’s net investment hedges and competent authority settlements. Tax expense for the six months ended June 30, 2012 was approximately $2.5 million of which approximately $3.6 million was attributable to non-U.S. earnings which was partially offset by a U.S. tax benefit of approximately $1.1 million due to changes in the Company’s net investment hedges.

Segment Operating Results:

Net sales by segment were as follows for the periods presented:

	For the Six Months Ended		Percentage
(in millions of dollars)	June 30, 2013	June 30, 2012	Change

Asia Pacific	$108.9	$92.0	18.4%
Europe	91.5	89.3	2.5%
North America	82.4	66.9	23.2%

Total	$282.8	$248.2	13.9%

Operating income by segment was as follows for the periods presented:

	For the Six Months Ended		Percentage
(in millions of dollars)	June 30, 2013	June 30, 2012	Change

Asia Pacific	$16.5	$10.7	54.2%
Europe	11.5	12.0	–4.2%
North America	14.8	10.2	45.1%

Total	$42.8	$32.9	30.1%

Asia Pacific

Net sales for the six months ended June 30, 2013 were $108.9 million, an increase of $16.9 million, or 18.4%, from $92.0 million for the corresponding period in the prior year. Approximately $0.6 million, or 3.6%, of the increase in net sales was attributable to the strengthening of the CNY while the strengthening of the SGD accounted for an additional $0.7 million, or 4.1%, of the net sales increase. Underlying sales increased by 17.0% driven primarily by increased sales volume in the consumer electronics end market at our Singapore, Malaysia and DDG facilities of $11.8, $3.2 and $2.1 million, respectively.

Gross margin as a percentage of net sales for the six months ended June 30, 2013 was 23.6% compared to 20.6% for the corresponding period in the prior year. The increase in gross margin as a percentage of net sales during the three months ended June 30, 2013 was primarily attributable increased margins in the consumer electronics end market at our facilities in Singapore and Malaysia and to a lesser extent a reduction in outside processing costs at our Shanghai facility.

SG&A as a percentage of net sales for the three months ended June 30, 2013 was 8.6% compared to 7.3% for the corresponding period in the prior year. The increase in SG&A as a percentage of net sales during the three months ended June 30, 2013 was partially attributable to a reduction in foreign exchange gains of $0.4 million in Singapore, Malaysia and Shanghai during the three months ended June 30, 2013 compared to the corresponding period in the prior year and to a lesser extent start-up costs associated with the expansion of our Shanghai facility.

Segment operating income for the six months ended June 30, 2013 was $16.5 million, an increase of $5.8 million, or 54.2%, from $10.7 million for the corresponding period in the prior year. Approximately $0.1 million, or 1.7%, of the increase in segment operating income was attributable to changes in foreign currency exchange rates. The remainder of the increase in segment operating income was primarily attributable to increased sales and margins at our Singapore, Malaysia and DDG facilities discussed above.

Europe

Net sales for the six months ended June 30, 2013 were $91.5 million, an increase of $2.2 million, or 2.5%, from $89.3 million for the corresponding period in the prior. Approximately $0.8 million, or 36.4%, of the increase in net sales was attributable to the strengthening of the Euro. Underlying sales increased by 1.6% driven primarily by increased sales volume in the automotive safety and electronics end market at our United Kingdom, Spain and Germany facilities of $2.5, $0.7 and $0.6 million, respectively. These increases were partially offset by a decrease in our automotive safety and electronics end market sales volume of $1.3 million in Austria related to the transfer of production to our Shanghai facility.

Gross margin as a percentage of net sales for the six months ended June 30, 2013 was 22.3% which was consistent with gross margin as a percentage of net sales of 22.5% for the corresponding period in the prior year.

SG&A as a percentage of net sales for the six months ended June 30, 2013 was 10.0% compared to 9.4% for the corresponding period in the prior year. The increase in SG&A as a percentage of net sales during the six months ended June 30, 2013 was primarily attributable to $0.5 million in severance costs in France.

Segment operating income for the six months ended June 30, 2013 was $11.5 million, a decrease of $0.5 million, or 4.2%, from $12.0 million for the corresponding period in the prior year. The decrease in segment operating income of $0.5 million was primarily attributable to $0.5 million in severance costs in France discussed above.

North America

Net sales for the six months ended June 30, 2013 were $82.4 million, an increase of $15.5 million, or 23.2%, from $66.9 million for the corresponding period in the prior. The increase in net sales was driven primarily by the increased sales volume in the telecommunications end market at our Peterborough and Lake Forest facilities of $4.3 and $2.3 million, respectively. Also contributing to the increase was increased sales volume in the automotive safety and electronics end market at our Mexico and Lake Forest facilities of $3.9 million and $2.8 million, respectively, as well an increase in our consumer electronics end market at our Elgin facility of $2.3 million.

Gross margin as a percentage of net sales for the three months ended June 30, 2013 was 26.8% compared to 24.0% for the corresponding period in the prior year. The increase in gross margin as a percentage of net sales during the six months ended June 30, 2013 was primarily attributable increased sales and margins in the telecommunications end market at our facilities in Peterborough and Lake Forest and to a lesser extent a reduction in outside processing costs at our Elgin facility.

SG&A as a percentage of net sales for the six months ended June 30, 2013 was 9.0% which was consistent with SG&A as a percentage of net sales of 8.9% for the corresponding period in the prior year.

Segment operating income for the six months ended June 30, 2013 was $14.8 million, an increase of $4.6 million, or 45.1%, from $10.2 million for the corresponding period in the prior year. The increase in segment operating income of $4.6 million was primarily attributable to increased sales and margins in the telecommunications end market at our Peterborough and Lake Forest facilities discussed above and to a lesser extent increased automotive safety and electronics end market sales at our Mexico facility and consumer electronics end market sales at our Elgin facility.

Liquidity and Capital Resources

Cash and cash equivalents changed as follows for the periods presented:

	For the Six Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012

Net cash flows provided by operating activities	$28.7	$16.3
Net cash flows used in investing activities	(16.8)	(7.9)
Net cash flows used in financing activities	(3.1)	(3.3)
Currency effect on cash and cash equivalents	(0.6)	(0.5)

Increase in cash and cash equivalents	$8.2	$4.6

Cash Flows from Operating Activities

Net cash provided by operating activities was $28.7 million for the six months ended June 30, 2013 compared to $16.3 million for the corresponding period in the prior year. The $12.4 million improvement in operating cash flow was primarily driven by increased cash flows from operations and a net change in operating assets and liabilities of $6.0 million.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable, plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table depicts our cash conversion cycle for the periods presented:

(in number of days)	June 30, 2013	December 31, 2012	June 30, 2012

Accounts receivable (1)	58	58	54
Inventory (2)	32	36	40
Accounts payable (3)	(63)	(72)	(73)

Cash conversion cycle	27	22	21

(1)	Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $90.3, $87.6 and $76.8 million as of June 30, 2013 and December 31, 2012 and June 30, 2012, respectively.
(2)	Days of supply in inventory (“DOS”) measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance, net was $36.0, $37.6 and $43.3 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.
(3)	Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $54.6, $62.1 and $59.7 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The decrease in DPO is primarily attributable to the timing of supplier purchases and payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $16.8 million for the six months ended June 30, 2013 compared to $7.9 million for the corresponding period in the prior year. The change in investing activities of $8.9 million was primarily attributable to additional capital expenditures of $7.6 million during the six months ended June 30, 2013 and $1.3 million in settlements from derivative contracts received during the six months ended June 30, 2012 that were absent from the six months ended June 30, 2013.

Capital expenditures have historically been incurred to expand and update the production capacity of our manufacturing facilities. Our capital expenditures were $16.8 and $9.2 million for the six months ended June 30, 2013 and 2012, respectively. For the 2013 fiscal year, we have budgeted approximately $36.0 million in capital expenditures, of which approximately $9.0 million is attributable to expansion of our facilities to accommodate the introduction of the new MIM process and the remainder is primarily attributable to expansions in Shanghai, DDG, Mexico and Austria. We expect our cash flows from operations and borrowings under our Senior Secured Credit Facility to be sufficient to meet our capital expenditure requirements.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.1 million for the six months ended June 30, 2013 compared to $3.3 million for the corresponding period in the prior year. In June 2013 we received approximately $5.6 million in loan proceeds related to the expansion of our facility in Austria. The proceeds from the Austrian ERP Loan were offset by a $5.6 million prepayment on the term loan.

Financial Position

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring our overall capitalization. Cash and cash equivalents at June 30, 2013 were $36.2 million compared to $28.0 million at December 31, 2012. We had approximately $48.1 million of borrowing capacity under our Senior Secured Credit Facility as of June 30, 2013. Working capital at June 30, 2013 was $37.4 million compared to $26.6 million at December 31, 2012. The increase in working capital of $10.8 million was primarily attributable to an increase in cash of $8.2 million and an increase in accounts receivable of $2.7 million.

Each of the Dynacast International Inc. (the “Parent”) and the Issuers has no material operations of its own and only limited assets. We conduct the vast majority of our business operations through our subsidiaries. In servicing payments to be made on the 2019 Notes and our other indebtedness, and to satisfy our other liquidity requirements, we rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

A substantial portion of our cash flows are generated by our non-U.S. subsidiaries, which are not guarantors of the 2019 Notes or our other indebtedness and therefore have no obligation to pay amounts due on the 2019 Notes or our other indebtedness, or to make funds available for that purpose or our other liquidity needs. Our non-U.S. subsidiaries may be subject to currency controls, repatriation restrictions, foreign withholding tax obligations and other limits on transfers of cash to us. We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. In general, when an entity in a foreign jurisdiction repatriates cash to the U.S., the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our non-U.S. subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes.

Borrowing Arrangements

We have a Senior Secured Credit Facility which provides for a $50.0 million term loan and a $50.0 million revolving credit facility, including the issuance of up to $10.0 million of standby letters of credit. The Senior Secured Credit Facility expire on July 19, 2016. At no time can our exposure under our revolving credit facility, which is defined as the aggregate principal amount of all outstanding loans under our revolving credit facility plus the aggregate amount of our letter of credit exposure (the aggregate undrawn amount of all outstanding letters of credit plus all letter of credit reimbursement obligations), exceed the total commitment of $50.0 million. As of June 30, 2013 there were $34.4 and $5.6 million in term and ERP Funds Austria Wirtschaftsservice loans outstanding, respectively. There were no amounts outstanding under the revolving credit facility. In addition, there were $1.9 million in issued letters of credit. At June 30, 2013 we had $8.1 million available under the letter of credit commitment.

Under the Senior Secured Credit Facilities, we must satisfy maximum total leverage and minimum interest coverage ratios, each of which uses a measure titled as “Consolidated EBITDA.” Failure to comply with these covenants could result in an event of default under the Senior Secured Credit Facilities, which, if not cured or waived, could result in the acceleration of our outstanding indebtedness thereunder. A default under the Senior Secured Credit Facilities could also result in a cross-default under the indenture for the 2019 Notes. Accordingly, failure to comply with these covenants could have a material adverse effect on our financial condition and liquidity.

Under the Senior Secured Credit Facility, from October 1, 2012 to September 30, 2013, the total leverage ratio of our consolidated indebtedness to Consolidated EBITDA for the four most recently completed fiscal quarters may not exceed 5.75 to 1.0. We must also satisfy a minimum interest coverage ratio. Specifically, at any time prior to September 30, 2013, the ratio of Consolidated EBITDA to cash interest expense, for the four most recently completed fiscal quarters, may not be less than 1.75 to 1.0. As of June 30, 2013, we were in compliance with these financial covenants. Specifically, as of June 30, 2013 our total leverage ratio was 3.49 and our minimum interest coverage ratio was 2.90. There are no financial covenants associated with the 2019 Notes.

We have varying needs for short-term working capital financing due to the timing of our interest payments on the 2019 Notes. Accordingly working capital fluctuations have been financed under the revolving credit facility. Total debt was $390.0 million (the current portion of which was $1.9 million) as of June 30, 2013 and $392.5 million (the current portion of which was $6.3 million) as of December 31, 2012. See Note 7 to the unaudited condensed consolidated financial statements for further details.

Preferred Stock

We have 26,500 shares of Series A convertible preferred stock and 26,500 shares of Series B mandatorily redeemable preferred stock outstanding. The shares of preferred stock accrued cumulative dividends of 14.0% of their liquidation preference per year through April 10, 2013 (12.0% if the dividends are paid when declared). On April 11, 2013 we amended the Company’s certificate of incorporation to, among other things, reduce the dividend rate payable on the Company’s Series A convertible preferred stock and the Company’s Series B mandatorily redeemable preferred stock to 11.375% (10.0% if the dividends are paid when declared) of the preferred stock’s liquidation preference.

Unless earlier redeemed, the shares of preferred stock must be redeemed by us on July 19, 2021 for a redemption price of $1,000 per share, plus accrued and unpaid dividends. At December 31, 2011, the Series A convertible preferred stock was classified as temporary shareholders’ equity as the shares were convertible into common stock until January 15, 2012. The Series A convertible redeemable preferred stock was not converted by January 15, 2012; accordingly, it was reclassified as a liability on January 16, 2012. Upon expiration of the conversion feature, the Series A convertible redeemable preferred stock was reclassified to a liability, initially measured at a fair value of approximately $25.6 million with a corresponding reduction in paid in capital of $0.9 million, which was subsequently accreted in income as a charge to interest expense during the three months ended March 31, 2012. The Series B redeemable preferred stock is also classified as a liability. See Note 11 to the unaudited condensed consolidated financial statements.

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

Outlook

Overall, we believe that available cash and cash equivalents, cash flows generated from future operations and availability under the Senior Secured Credit Facility will be adequate to support the cash needs of our existing businesses, including debt service requirements and capital expenditures, for at least the next twelve months. We plan to use available cash, borrowings under our revolving credit facility and cash flows from future operations to repay debt maturities as they come due.

The indenture governing the 2019 Notes and the Senior Secured Credit Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. Restrictive covenants in the indenture governing the 2019 Notes and our Senior Secured Credit Facility may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies during the six months ended June 30, 2013.

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

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2013 as compared to those disclosed in our Form 10-K filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Excluding our domestic U.S. operations, approximately 30% of our international sales are transacted in USD, while the majority of expense and capital purchasing activities are transacted in local currencies. We attempt to minimize short-term business exposure to foreign currency exchange rate risks. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value, we have instituted foreign currency net investment and cash flow hedge programs. We enter into foreign currency forward exchange rate contracts that generally expire with varying frequencies. These contracts are designated as net investment hedges or cash flow hedges and are carried on our balance sheet at fair value with the effective portion of these contracts’ gains or losses included in other comprehensive income (loss) and subsequently recognized in income in the same period the hedged transactions are recognized. As of June 30, 2013 and December 31, 2012, we had an aggregate outstanding notional amount of approximately $71.0 and $73.3 million in foreign exchange contracts, respectively. The total foreign currency exchange transaction gain included in net income during the three and six months ended June 30, 2013 amounted to a $0.1 and $0.4 million gain compared to a $0.5 and $-0- million gain during the corresponding periods in the prior year.

Interest Rate Risk

We are subject to interest rate market risk in connection with our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $100.0 million, including availability of $50.0 million under the revolving credit facility. A change in the variable interest rate of 1.0% would cause our annual interest expense to fluctuate by approximately $0.3 million based on outstanding borrowings at June 30, 2013 and December 31, 2012, respectively.

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

(b) Changes in Internal Control over Financial Reporting

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 14, 2013, File No. 333-179497)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed on February 13, 2012, File No. 333-179497)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dynacast International Inc.

Date:

August 13, 2013	/s/ Simon J. Newman

Simon J. Newman
President and Chief Executive Officer

Date:

August 13, 2013	/s/ Adrian D. Murphy

Adrian D. Murphy
Secretary, Treasurer and Chief Financial Officer