Form 10-K
period 2013-12-31
Dynacast International Inc.
filed 2014-03-14
CIK 1540563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-179497

DYNACAST INTERNATIONAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0728033
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14045 Ballantyne Corporate Place, Suite 300, Charlotte, North Carolina 28277

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (704) 927-2790

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock, par value $0.001 per share (“Common Stock”). As of the close of business on March 13, 2014, there were 171,500 shares of Common Stock outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Our ability to predict the results or actual effects of our plans and strategies are subject to inherent uncertainty. Factors that may cause actual results or earnings to differ materially from such forward-looking statements include, among others, the following:

•	competitive risks from other die cast producers or self-manufacture by customers;

•	relationships with, and financial or operating conditions of, our key customers, suppliers and other stakeholders;

•	loss of, or an inability to attract, key management;

•	fluctuations in the supply of, and prices for, raw materials in the areas in which we maintain production facilities;

•	union disputes, labor unrest or other employee relations issues;

•	availability of production capacity;

•	environmental, health and safety costs;

•	impact of future mergers, acquisitions or joint ventures;

•	our level of indebtedness and ability to generate cash;

•	changes in the availability and cost of capital;

•	restrictions in our debt agreements;

•	fluctuations in the relative value of the U.S. dollar and the currencies of the countries and regions in which we operate and the effectiveness of our currency hedging activities;

•	ability and expense of repatriating cash held by our foreign subsidiaries;

•	changes in political, economic, regulatory and business conditions, including changes in taxes, tax rates, duties or tariffs;

•	acts of war or terrorist activities;

•	existence or exacerbation of general political instability and uncertainty in the U.S. or in other countries or regions in which we operate;

•	cyclical demand and pricing within the principal markets for our products; and

•	other risks and factors identified in this Form 10-K, including under the heading “Risk Factors.”

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

The Acquisition, along with the payment of related fees and expenses, was financed with the following (such financing, together with the Acquisition, the “Transactions”): the Senior Secured First Lien Credit Facilities (the “Senior Secured Credit Facilities”) consisting of a $50.0 million term loan (the “term loan”), $50.0 million revolving credit facility (the “revolving credit facility”), $350.0 million of our 9.25% Senior Secured Second Lien Notes (the “Notes”), $53.0 million of redeemable preferred stock and $170.0 million of common stock and related warrants.

Company Overview

We are a global manufacturer of small engineered precision die cast components. We serve customers in automotive safety and electronics, consumer electronics, telecommunications, healthcare, hardware, computer and peripherals and many other industries. Our customers range from large multinational companies to small family-owned businesses. We manage our business primarily on a geographical basis through three reportable segments—Asia Pacific, Europe and North America—each of which is comprised of the facilities located within the applicable geographic region.

Our extensive engineering expertise and use of specialized manufacturing technologies enable us to design and manufacture customized, small, high precision components with complex geometries in a cost-effective manner. Through our proprietary multi-slide die casting manufacturing technology, we have developed extensive know-how in the die casting of small components. We also have expertise in small component conventional die casting methods, which employ similar manufacturing techniques as our multi-slide manufacturing process and achieve comparable high tolerances, complexity and quality in our finished components. The small components we manufacture generally fit in the palm of a hand. We use zinc, aluminum and magnesium alloys, which have many preferred physical and mechanical characteristics for customer applications. Most products we manufacture are customized orders. During 2013, at certain of our facilities, we began to offer metal injection molding (“MIM”). Through the addition of MIM, we believe that we will be able to expand our ability to die-cast components using a wider variety of metals. The MIM process is suitable for die casting using stainless steel, titanium and copper.

We believe the threat of large tonnage competitors is low due to their lack of technological expertise and manufacturing capabilities for small components. We benefit from well-established and long-term relationships with our diversified customer base. On average, the length of our relationship with the majority our top 10 customers is greater than 15 years. We believe that we are the sole source supplier to our customers for many of the products that we manufacture.

We believe we are the only company in the small component die casting market that can provide a full range of engineered solutions on a global basis. We believe we are well positioned to secure additional business from our current customers through our 22 facilities in 16 countries across North America, Europe and Asia.

History and Development

The operating history of the Dynacast business dates back to the original company’s founding in the United States in 1926. The original company engaged in the manufacture of small die cast components in the U.S. and Canada. In the 1960s, the original company’s business was acquired by a U.K. textile company with operations in the U.S. Subsequently, operations expanded to Europe and Asia. In 1999, the original company’s business was acquired by a U.K. private equity firm which, in turn, sold the business to Melrose in 2005. Melrose owned the Dynacast business until it was sold in the Acquisition.

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

Segments

We have three reportable geographic segments: Asia Pacific, Europe and North America. Each of the segments is a supplier of die cast parts and components. Each segment also earns revenue from the sale of tools developed for specific die cast parts, including multi-slide zinc, conventional zinc and conventional aluminum die casting.

Asia Pacific

Our Asia Pacific segment operates eight manufacturing facilities in China, India, Indonesia, Malaysia, Singapore and South Korea. For the years ended December 31, 2013 and 2012, the Asia Pacific reportable segment’s net sales were $236.0 and $206.3 million and operating income was $36.3 and $28.9 million, respectively. For the period July 20, 2011 through December 31, 2011 (the “Successor 2011 Period”), the Asia Pacific reportable segment had net sales of $75.2 million and operating income of $8.5 million. For the period January 1, 2011 through July 19, 2011 (the “Predecessor 2011 Period”), the Asia Pacific reportable segment had net sales of $80.2 million and operating income of $13.2 million. Total assets for the Asia Pacific reportable segment were $306.2 and $291.8 million as of December 31, 2013 and 2012, respectively.

Europe

Our Europe segment operates eight manufacturing facilities in Austria, France, Germany, Italy, Slovenia, Spain and the United Kingdom. For the years ended December 31, 2013 and 2012, the Europe reportable segment’s net sales were $184.3 and $170.6 million and operating income was $22.7 and $21.9 million, respectively. For the Successor 2011 Period, the Europe reportable segment had net sales of $78.3 million and operating income of $13.4 million. For the Predecessor 2011 Period, the Europe reportable segment had net sales of $110.8 million and operating income of $22.6 million. Total assets for the Europe reportable segment were $422.8 and $414.1 million as of December 31, 2013 and 2012, respectively.

North America

Our North America segment operates six manufacturing facilities in Canada, Mexico and the United States. For the years ended December 31, 2013 and 2012, the North America reportable segment’s net sales were $159.7 and $142.5 million and operating income was $26.1 and $23.1 million, respectively. For the Successor 2011 Period, the North America reportable segment had net sales of $58.3 million and operating income of $8.7 million (as recast, as discussed in more detail in Note 2 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K). For the Predecessor 2011 Period, the North American reportable segment had net sales of $75.9 million and operating income of $8.9 million. Total assets for North America were $206.8 and $192.1 million (as recast) as of December 31, 2013 and 2012, respectively.

Our facilities position us to meet the growing demands of large multinational corporate customers. We are focused on aligning our manufacturing sites and production capacity with our customer base to help increase revenue and improve response time to customer demand. Recently, we expanded our presence in Batam, Indonesia (2013); Cuautitlan Izcalli, Mexico (2013); Dongguan, China (2013); Elgin, Illinois (2013); Lake Forest, California (2012); Shanghai, China (2012); Weiner Nuestadt, Austria (2012); and Melaka, Malaysia (2011). See “Properties” under Item 2 of Part I of this Form 10-K.

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

Presence in Asia

We have had a presence in Asia since 1979 when we opened our first facility in Singapore. Since then we have invested significantly in Asia and developed high quality manufacturing facilities which enable us to produce components with the same precision and tolerance requirements as in our European and North American manufacturing facilities. Through our existing facilities in China, India, Indonesia, Malaysia, Singapore and South Korea, we believe that Dynacast has developed the largest network of precision die casting facilities in the Asia region.

Growth in Asia, particularly in China, has been in direct response to customer demands, particularly from established multinational corporations (“MNCs”) in the region. We see opportunity to replicate the success of our Shanghai facility in more regions in China.

International Business Development Group

The International Business Development Group (the “IBD Group”) was established in early 2010 and includes five dedicated global sales managers, each having a sales target with global multinational accounts. Each IBD Group manager is charged with building a portfolio of business that generates at least $15.0 million per year in revenue. Revenue from target accounts frequently exceeds $500,000 annually.

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

The IBD Group has already made significant progress capturing global accounts, highlighting the importance and the growth potential of the IBD Group’s work.

We actively target MNCs and currently have more than 50 accounts that are either current IBD customers or prospective IBD customers at December 31, 2013. Management expects continued strong performance from the IBD Group as the managers further develop their customer relationships and grow their coverage network.

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

Die Casting Capabilities in Zinc, Aluminum and Magnesium

We manufacture more than one billion small-sized die cast components per year. We have the capability to die cast components in zinc, aluminum and magnesium. We derived approximately 39.1% of our 2013 revenue from zinc components utilizing multi-slide technology and 27.3% utilizing conventional zinc die casting. Aluminum castings accounted for approximately 19.8% of our revenues in 2013. In 2012, in response to customer demand we began aluminum die casting at our manufacturing facility in Austria to capture the European market, which accounted for $6.0 million in sales in 2013. Magnesium castings accounted for approximately 1.8% of our revenues in 2013. We believe the primary opportunity for growth in magnesium is in precision die casting of consumer electronics parts, primarily in Asia.

Metal Injection Molding

In 2013 we introduced MIM into our product line at our manufacturing facilities in Elgin, Illinois and Singapore/Indonesia. Our Indonesia facility will provide ancillary services to Singapore’s MIM operation. MIM is a metallurgic fabrication process that allows complex parts to be produced in stainless steel, titanium and other specialized alloys for applications where enhanced fatigue and corrosion resistance is required. MIM is complementary to our proprietary multi-slide and conventional die casting processes in zinc, aluminum and magnesium and is similarly cost-effective for small, intricate, high volume products.

Customer Base

Our top 10 customers accounted for approximately 36.4% of 2013 net sales. Our largest customer accounted for approximately $46.4 million, or 8.0%, of net sales for the year ended December 31, 2013. Sales to the automotive safety and electronics, consumer electronics, telecommunications and healthcare end markets represented 38.2%, 20.6%, 7.6% and 7.3%, respectively, of our 2013 revenues. Sales to the hardware, computer and peripherals and tooling end markets accounted for 17.8% of our 2013 net sales.

Flexible and Cost Efficient Business Model

Our business model provides us with operational flexibility, sharing best practices and quality performance among our facilities. In addition to a quick time to market response, the seamless integration of our multi-slide machines and associated tooling allows for minimal set-up time for tooling changes (between 30 and 45 minutes). Through reduced set-up times, we respond promptly and efficiently to increases in demand, which in turn allows us to benefit from increases in customer activity. In addition, through just-in-time manufacturing processes, we maintain a low level of inventory (with an average inventory turnover over the last three fiscal years of approximately 36 days).

Well-Invested Business with Low Capital Requirements

We align our production capacity with the needs of our customer base. During the year ended December 31, 2013, we invested a significant portion of the approximately $39.7 million in total capital expenditures on new facilities and machinery in order to be strategically situated to capture higher sales volumes. Notably, we require little infrastructure spending, with a majority of our expansion capital expenditures focused on adding new production equipment. For fiscal year 2014, we have budgeted approximately $29.2 million in capital expenditures of which $2.4 million is attributable to MIM.

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

We have been able to promote the General Managers of our facilities internally. For example, most facilities in the Asia Pacific region are led by managers previously at Dynacast Singapore. These managers transferred manufacturing standards developed in the Singapore facility to the new Asian plants, establishing similar organizational structures and operations.

Employees

As of December 31, 2013, we had approximately 5,510 employees worldwide, some of whom are covered by collective bargaining agreements or are located in countries which have collective arrangements decreed by statute.

In-House Tooling Expertise

We believe we are one of the few die cast component manufacturers that has full in-house tooling design and build capabilities. We have the ability to build tooling in all of our facilities and maintain a dedicated tooling facility in Germantown, Wisconsin that can supply tooling to our plants globally.

Suppliers

We have excellent working relationships with a limited number of suppliers of metal alloys and providers of finishing services. This past year, we purchased over 49,000 tons of metal alloys from locally-based suppliers in the proximity of each of our manufacturing facilities, reducing transportation costs. Given the volume of purchasing, we enjoy benefits of scale securing certain volume purchase discounts from our vendors, and have significantly more leverage than our smaller competitors.

Each of our manufacturing facilities has a network of local partners that work very closely with us to deliver additional value-added services for manufactured components. Through these local partnerships, we can provide a greater breadth of service to our customers.

Competition

Our competition is generally fragmented. We compete principally with companies providing similar services on a regional and local level and to some extent with those customers with in-house manufacturing capabilities. We face different competitors in each country or region where they may have a greater operational presence. Competitive factors include price, service, geographic coverage and overall performance (e.g. timeliness, accuracy and flexibility). We believe that our principal competitive advantages include an approach reflecting long-term business partnership and reliability, innovative specialized solutions, ability to provide a full range of solutions on a global basis, product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price.

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

Seasonality

Certain of our manufacturing facilities have seasonal fluctuations. Sales in the European region are generally weaker in the third quarter as many of our European customers and our manufacturing facilities themselves are closed for several weeks for the summer holiday. Likewise, sales in the Asia Pacific region are generally stronger in the consumer electronics end market during the third and fourth quarters as our customers prepare for the holiday season.

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

Economic conditions could have a material adverse effect on our business, results of operations and liquidity.

Our business is impacted by economic conditions in North America, Europe and Asia. The global recession, particularly in Europe, had, and may in the future have, a negative effect on our results of operations and liquidity. Reduced sales in Europe led to restructuring efforts by us in the region. Throughout Europe, despite signs of recovery from the recession, economic uncertainty continues and demand for our products remains unpredictable. Any resulting cost-cutting and further downsizing actions implemented by us also could have a negative economic effect on our suppliers and third party contractors, possibly increasing our costs and/or limiting availability of these sources. In addition, certain fixed costs in Europe could make it difficult to adjust our fixed costs base to the extent necessary, or to make such adjustments on a timely basis, which could impact our profitability. Restructuring programs beyond those already completed could also be required. A significant downturn, whether in Europe or elsewhere, could also result in impairment of our goodwill or other intangible assets, which could be material to our consolidated financial statements.

Any inability on our part to borrow or to meet our financial maintenance covenants in our Senior Secured Credit Facilities would affect our financing flexibility and could have a material adverse effect on our business, financial condition and results of operations.

The future availability of bank borrowings under the revolving credit facility of the Senior Secured Credit Facilities is based on our ability to meet financial maintenance covenants, which could be materially impacted by negative economic trends. Failure to meet the financial maintenance covenants could materially impact the availability and interest rate of future borrowings.

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

We rely on several customers. Our top 10 customers accounted for approximately 36.4% of our net sales (inclusive of pass-through metal costs) during the year ended December 31, 2013. Our largest customer accounted for $46.4 million or 8.0%, of net sales for the year ended December 31, 2013. Due to competitive pressures and changes in our customers’ programs and program life-cycles, there is always the risk of losing key customers or programs. Customer order volumes are dependent upon their markets and may be subject to delays or cancellations.

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

The markets in which we sell our products, while generally fragmented, are highly competitive. We believe that our principal competitive advantages include an approach reflecting long-term business partnership and reliability, innovative specialized solutions, product quality and conformity to customer specifications, design and engineering capabilities, product development, timeliness of delivery and price. If we cannot remain at the forefront of these areas in our markets, our ability to remain competitive will be eroded. We will be adversely affected if our competitors develop products that are superior to our products or adapt more quickly than we do to evolving customer requirements.

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

Our success depends upon the efforts, abilities and expertise of our executive officers and other senior managers, including Simon J. Newman, our President and Chief Executive Officer, Adrian Murphy, our Chief Financial Officer, David Angell, Executive Vice President-Asia and Josef Ungerhofer, Executive Vice President-Europe. Mr. Newman has served in a number of technical, operational and management roles at Dynacast since 1979, through which he has developed significant industry experience and important relationships with our employees, customers and suppliers. Mr. Murphy, who first joined Dynacast in 1990, has served in various financial and management positions throughout the Dynacast business in the U.S., Canada and the United Kingdom. Since beginning his career with Dynacast in 1993, Mr. Angell has been responsible for operation, management and expansion of numerous Dynacast facilities and has developed essential experience and relationships while managing Dynacast’s Asian operations. Mr. Ungerhofer joined Dynacast in 1989. During his career at Dynacast, Mr. Ungerhofer held management positions in engineering and sales prior to being promoted to General Manager of our Austrian manufacturing facility in 2000, a position he currently still holds in addition to his European region responsibilities.

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

Our supply of raw materials, including zinc, aluminum and magnesium, for our business could be interrupted for a variety of reasons, including pricing. Prices for raw materials necessary for production have fluctuated significantly in the past and significant increases could adversely affect our results of operations and profit margins. We have agreements with the vast majority of our customers to pass through changes in the price of zinc, aluminum and magnesium. Since metal prices are typically set each month proactively based upon the previous month’s metal index, there may be a lag-effect in a rising or falling market. If we are unable to pass along the cost of raw materials to customers for any reason, we will be exposed to potentially significant raw material commodity pricing risks which could materially and adversely affect our business, financial condition and results of operations.

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

We operate and source internationally, which exposes us to the risks of doing business abroad.

Our operations are subject to the risks of doing business abroad, including the following:

•	fluctuations in currency exchange rates;

•	limitations on ownership;

•	limitations and expense associated with the repatriation of earnings;

•	political, social and economic instability and disruptions, including the threat of global terrorism;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”);

•	difficulties in staffing and managing multinational operations;

•	regulatory risk;

•	limitations on our ability to enforce legal rights and remedies; and

•	adverse tax consequences.

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

Strengthening of the U.S. dollar, as well as other foreign currency exchange rate fluctuations, could materially impact our results of operations.

In 2013, approximately 83.0% of our net sales originated outside the United States. We translate sales and other results denominated in foreign currencies into U.S. dollars for our consolidated financial statements. This translation is based on average exchange rates during a reporting period. During times of a strengthening U.S. dollar, our reported international sales and earnings have been reduced when foreign currencies translated into fewer U.S. dollars. This risk will increase if foreign sales and expenses increase.

Separately, while we generally manufacture in the same geographic markets as our products are sold, our sales are more concentrated in U.S. dollars and in Euros than our expenses which are typically denominated in local currency, and therefore our profit margins and earnings could be reduced due to fluctuations or adverse trends in foreign currency exchange rates. While we employ financial instruments to hedge certain of these exposures, this does not insulate us completely from currency fluctuation effects.

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

We may be required to incur costs relating to the investigation or remediation of property, including property where we have disposed of our waste, and for claims alleging personal injury or damages to property or natural resources. Some environmental laws and regulations impose strict, and in some cases joint and several, liability on present and former owners, operators or users of sites for costs of investigation and remediation of contaminated sites, as well as those entities that send regulated materials to the sites. We cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. Consequently, we cannot assure you that existing or future circumstances, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

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

The financial information of the Predecessor Company is not representative of our financial condition, future results of operations or future cash flows nor does it reflect what our financial condition, results of operations or cash flows would have been as a stand-alone company during the periods presented.

The Predecessor Company financial information included in this Form 10-K is not representative of our future financial condition, future results of operations or future cash flows nor does it reflect what our financial condition, results of operations or cash flows would have been as a stand-alone company during the Predecessor Company period presented. This is primarily because:

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

•

Certain general corporate expenses were historically allocated to the Predecessor Company period by Melrose that, while reasonable, may not be indicative of the actual expenses that would have been incurred had we been operating as a stand-alone company, nor are they indicative of the costs that will be incurred in the future as a stand-alone company;

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

Our failure to continue to operate as a stand-alone company could have an adverse effect on our business, financial condition and results of operations. This ongoing process could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of our senior management may be required to devote considerable amounts of time to this process, which will decrease the time they will have to manage their respective businesses, service existing customers, attract new customers and develop new products or strategies. If our senior management is not able to manage this process effectively, or if any significant business activities are interrupted as a result of this process, our business could suffer.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results which could have a material adverse effect on our operations and investor confidence in our business.

As an SEC-reporting company, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting, to disclose, on a quarterly basis, changes made in our internal control and procedures that, or that are reasonably likely to, materially affect internal control over financial reporting, and, beginning with our fiscal year ending December 31, 2013, to provide an annual assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results which could have a material adverse effect on our operations and investor confidence in our business.

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

Our level of indebtedness could adversely affect our financial flexibility.

We have a significant amount of consolidated indebtedness. As of December 31, 2013, our total consolidated indebtedness was $390.3 million (excluding mandatorily redeemable preferred stock and the warrants issued to its purchaser) and $47.1 million was available for borrowing under our revolving credit facility (after giving effect to $2.9 million of outstanding letters of credit). Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to noteholders and significant effects on our business.

For example, our indebtedness could:

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

Despite restrictions in the indenture governing the Notes and our Senior Secured Credit Facilities, we and our subsidiaries may still be able to incur additional indebtedness and other obligations. This could create significant leverage and related risks.

We and our subsidiaries may be able to incur a significant amount of additional indebtedness and other obligations in the future pursuant to the indenture governing the Notes and the terms of our Senior Secured Credit Facilities, including additional secured indebtedness. Although covenants under the indenture governing the Notes and our Senior Secured Credit Facilities limits our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of such indenture permit us to incur additional indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risk associated with the additional indebtedness described above, including our possible inability to service our debt, will increase.

Restrictive covenants in the indenture governing the Notes and in the terms of our Senior Secured Credit Facilities may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The indenture governing the Notes and in the terms of our Senior Secured Credit Facilities contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our best interest. Among other things, the indenture limits our ability to:

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

The restrictions contained in the indenture governing the Notes and in the terms of the Senior Secured Credit Facilities could adversely affect our ability to:

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

Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral for the benefit of the holders of the Notes and the lenders under our Senior Secured Credit Facilities. In addition, our financial results, our indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

Our ability to meet our obligations under our debt, in part, depends on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to pay dividends or advance or repay funds to us.

We conduct the vast majority of our business operations through our subsidiaries. The ability of these subsidiaries to make dividend payments, make loans or pay royalties, etc. to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities. In addition, our foreign subsidiaries may be subject to currency controls, repatriation restrictions, withholding tax obligations on payments to us and other limits, and we may be subject to U.S. income tax on distributions from our foreign subsidiaries, even after taking into account foreign tax credits.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We operate the following principal manufacturing facilities:

Description/Location	Approximate Square Footage	Lease/Own

Asia Pacific
Anyang, Korea	20,742	Lease
Batam, Indonesia	91,283	Lease
Chennai, India	57,932	Lease
Dongguan, China	127,553	Lease
Jurong, Singapore	96,876	Lease
Melaka, Malaysia	110,314	Own/Lease
Shanghai, China	356,676	Lease

	861,376
Europe
Barcelona, Spain	72,926	Lease
Braunlingen, Germany	77,964	Own
Melun, France	44,671	Own
Rakek, Slovenia	16,049	Lease
Rho, Milano, Italy	45,209	Lease
Weiner Neustadt, Austria	186,917	Own/Lease
Welshpool, United Kingdom	31,390	Own

	475,126
North America
Cuautitlan Izcalli, Mexico	115,000	Lease
Elgin, Illinois	112,325	Lease
Germantown, Wisconsin	23,200	Lease
Lake Forest, California	111,832	Lease
Montreal, Quebec, Canada	44,584	Lease
Peterborough, Ontario, Canada	101,600	Lease

	508,541

Total	1,845,043

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

There is no public market for the Company’s common stock. As of March 13, 2014, there were 171,500 shares of our common stock outstanding held of record by nine stockholders.

We did not pay any cash dividends on our common stock in fiscal years 2013 or 2012. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant. Our ability to pay dividends is restricted by covenants in the indenture governing the Notes and in our Senior Secured Credit Facilities.

Item 6.	Selected Financial Data.

The following table sets forth selected historical financial information for the periods ended and as of the dates indicated below. The information presented in the table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated and combined financial statements included under Item 8 of Part II in this Form 10-K and the related notes thereto. Certain amounts in the table below have been adjusted to reflect the retroactive application of the change in the method of accounting for domestic inventory, effective in the third quarter of 2013. See Note 2 to the audited consolidated and combined financial statements contained under Item 8 of Part II of this Form 10-K for additional information regarding this accounting change.

The selected consolidated statement of operations information for the years ended December 31, 2013 and 2012 and for the Successor 2011 Period and selected consolidated balance sheet information of the Successor Company as of December 31, 2013 and 2012 have been derived from the audited consolidated financial statements of the Successor Company appearing in Part II, Item 8 of this Form 10-K. The selected combined statement of operations information of the Predecessor Company for the Predecessor 2011 Period are derived from the audited combined financial statements of the Predecessor Company appearing in Part II, Item 8 of this Form 10-K. The selected combined statements of operations information of the Predecessor Company for the years ended December 31, 2010 and 2009 and the selected balance sheet information of the Predecessor Company as of December 31, 2010 and 2009 has been derived from the combined financial statements of the Predecessor Company that are not included in this Form 10-K.

As a result of the Transactions, including the application of purchase accounting and our capitalization in connection with the Transactions, the financial information presented below for the Successor Company for the years ended December 31, 2013 and 2012 and the Successor 2011 Period, during which periods we operated as an independent business, is not comparable to financial information of the Predecessor Company for periods prior to such date, during which periods we were a part of Melrose. The Acquisition has been accounted for in accordance with accounting guidance for business combinations, resulting in the recognition of assets and liabilities assumed at their fair value as of July 19, 2011. In connection with the Transactions, we issued common stock, preferred stock and warrants to purchase common stock. We also sold $350 million in aggregate principal amount of the Notes and entered into the Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability of Results” in Part II, Item 7 of this Form 10-K for a discussion of these and other factors that may affect comparability.

Statement of Operations Information

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended	For the Year Ended	For the period July 20, 2011	For the period January 1, 2011	For the Year ended December 31,
(in millions of dollars)	December 31, 2013	December 31, 2012	to December 31, 2011	to July 19, 2011	2010	2009
		(As Recast)	(As Recast)
Net sales	$580.0	$519.4	$211.8	$266.9	$428.4	$327.8
Costs of goods sold	(441.7)	(398.0)	(171.4)	(203.7)	(326.2)	(259.1)

Gross margin	138.3	121.4	40.4	63.2	102.2	68.7
Operating expenses:
Selling, general and administrative	(68.9)	(62.1)	(21.4)	(24.3)	(40.5)	(37.6)
Transaction costs	—	(0.6)	(16.5)	—	—	—
Restructuring (expense) credit (1)	—	(0.5)	(0.1)	0.8	(10.9)	(2.9)

Total operating expenses	(68.9)	(63.2)	(38.0)	(23.5)	(51.4)	(40.5)
Operating income	69.4	58.2	2.4	39.7	50.8	28.2
Other income (expense):
Interest expense	(47.9)	(48.7)	(26.2)	(1.5)	(4.9)	(8.1)
Other (expense) income	(5.7)	(3.2)	0.6	0.1	1.2	2.5

Income (loss) before income taxes	15.8	6.3	(23.2)	38.3	47.1	22.6
Income tax (expense) benefit	(14.6)	(6.9)	2.1	(9.8)	(3.6)	(8.1)

Net income (loss)	1.2	(0.6)	(21.1)	28.5	43.5	14.5
Less: net income attributable to non-controlling interests	(0.4)	(0.3)	(0.1)	(0.2)	(0.4)	(0.3)
Less: Series A preferred stock dividends and accretion	—	(0.2)	(3.3)	—	—	—

Net income (loss) attributable to controlling stockholders	$0.8	$(1.1)	$(24.5)	$28.3	$43.1	$14.2

Balance Sheet Information

	Consolidated Sucessor Company			Combined Predecessor
	December 31,			December 31,
(in millions of dollars)	2013	2012	2011	2010	2009
		(As Recast)	(As Recast)

Total assets	$868.7	$832.8	$799.6	$555.3	$577.7
Total current liabilities	160.9	145.4	132.5	102.3	93.1

Long-term debt (including short-term position)	390.3	392.5	397.5	71.9	141.9
Mandatorily redeemable preferred stock and warrants (2)	68.6	62.5	32.6	—	—

Total debt (including redeemable preferred stock and warrants)	458.9	455.0	430.1	71.9	141.9
Series A convertible redeemable preferred stock (2)	—	—	26.5	—	—
Puttable common stock; $0.001 par value: 1,500 shares authorized and outstanding at December 31, 2013, 2012 and 2011, respectively	1.5	1.5	1.5	—	—
Equity
Stockholders’ equity	129.9	123.4	113.5	351.4	315.8
Non-controlling interests	4.1	3.8	3.8	2.2	2.0

Total equity	$134.0	$127.2	$117.3	$353.6	$317.8

(1)	We incurred severance, facility repairs and other facility integration costs in connection with the acquisition of certain businesses in August 2008 and our decision to exit our operating facility in Montreal in June 2010 and the transfer of assets from Montreal to Austria, Malaysia, Singapore and other existing North American facilities. During the Predecessor 2011 Period we reversed a portion of the Montreal closure provision.
(2)	The Series A convertible redeemable preferred stock was classified as temporary shareholders’ equity until January 15, 2012 when the conversion feature expired unexercised. At that time, it was reclassified as a liability. See Note 12 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes contained in this Form 10-K. The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services and other future results, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Form 10-K, particularly under Part I, Item 1A, “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” Those sections expressly qualify any subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

Certain amounts in the table below have been adjusted to reflect the retroactive application of the change in the method of accounting for domestic inventory, effective in the third quarter of 2013. See Note 2 to the audited consolidated and combined financial statements contained under Item 8 of Part II of this Form 10-K for additional information regarding this accounting change.

Introduction

Dynacast International Inc. was incorporated as a Delaware corporation in May 2011 by a consortium of private investors led by Kenner and subsequently acquired the Dynacast Group from Melrose on July 19, 2011 for approximately $590.0 million, less outstanding notes payable to affiliates of Melrose, net, plus remittance of cash held by the Dynacast Group as of July 19, 2011. Dynacast had no activity or operations prior to the Acquisition. In conjunction with the Acquisition, Dynacast International LLC and Dynacast Finance Inc. each a wholly-owned subsidiary of Dynacast, issued $350.0 million in aggregate principal amount of the Notes. Concurrently with the issuance of the Notes, Dynacast International LLC, as borrower, entered into the Senior Secured Credit Facilities, consisting of a $50.0 million term loan and a $50.0 million revolving credit facility with certain lenders to finance the Acquisition and provide for working capital.

Dynacast is a global manufacturer of small engineered precision die cast components serving customers in the automotive safety and electronics, consumer electronics, telecommunications, healthcare, hardware, computer and peripherals end markets, among others. Our customers range from large multi-national companies to small businesses. In recent years, the largest end-markets in which our customers operate are automotive safety and electronics, consumer electronics, telecommunications and healthcare. We also have a number of customers in the hardware, computer and peripherals and tooling end markets. We manage our business primarily on a geographical basis through three reportable segments—Asia Pacific, Europe and North America.

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

Net Sales

Our core operation from which the substantial majority of our net sales are generated is die-casting of components. We also generate net sales from designing and building tools and machines used in the die casting process and from value added services such as surface coatings, machining and sub-assembly.

Cost of Goods Sold

The principal components of cost of goods sold in our manufacturing operations are raw materials, factory overhead and labor. The principal components of overhead cost include freight charges, purchasing, receiving and inspection costs, internal transfer costs and warehousing costs through the manufacturing process. Each manufacturing facility typically sources its own raw materials and distributes its own finished goods.

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

Reorganization and Severance Costs

Montreal—In late 2009, we made a decision to exit our operating facility in Montreal and established a plan which included the transfer of assets from Montreal to Austria, Malaysia, Singapore and other existing North American facilities, the severance of individuals (including management and employees) and the closure of the facility and associated lease costs. In conjunction with the closure of the Montreal facility in June 2010, we incurred costs of $10.2 and $0.3 million during the Predecessor Company years ended December 31, 2010 and 2009, respectively. Approximately $3.3 million of the costs incurred during the Predecessor Company year ended December 31, 2010 related to the early termination of the Montreal facility lease. During the Predecessor 2011 Period, we entered into a lease termination settlement with the landlord, resulting in a $1.2 million reduction in our restructuring reserve, which was recorded in restructuring (expense) credit in the combined statement of operations for the Predecessor 2011 Period.

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

Market and Performance Overview

For the year ended December 31, 2013, net sales totaled $580.0 million, an increase of 11.7%, compared to $519.4 for the year ended December 31, 2012. Operating income was $69.4 million for the year ended December 31, 2013, an increase of 19.2%, compared to $58.2 million for the year ended December 31, 2012. In addition, Dynacast reported net income attributable to controlling stockholders of $0.8 million for the year ended December 31, 2013, compared to a net loss attributable to controlling stockholders of $1.1 million for the year ended December 31, 2012. The increase in net sales and operating income is primarily attributable to increased net sales and operating income across all three of our reportable segments particularly the Asia Pacific and North America segments which reported increased net sales of $29.7 and $17.2 million, respectively and to a lesser extent the Europe segment which reported an increase in net sales of $13.7 million. Similar to the increase in net sales, the increase in operating income was driven primarily by the Asia Pacific and North America segments which reported increased operating income of $7.4 and $3.0 million, respectively, and to a lesser extent the Europe segment which reported an increase in operating income of $0.8 million. Our effective tax rate for the year ended December 31, 2013 was 92.4% compared to 109.5% for the year ended December 31, 2012. Our effective tax rate for the year ended December 31, 2013 continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Preferred Stock and Series B Preferred Stock and warrants of approximately $14.1 million and U.S. taxable income on foreign earnings of $11.6 million.

For the three months ended December 31, 2013, net sales totaled $151.2 million, an increase of 6.6%, compared to $141.9 for the three months ended December 31, 2012. Operating income was $14.8 million for the three months ended December 31, 2013, compared to $16.6 million for the three months ended December 31, 2012. The decrease in operating income of $1.8 million or 10.8% on higher sales reflects the following:

•	MIM start-up costs of $0.6 million in the Asia Pacific and North America segments;

•

In the Asia Pacific segment there was a reduced margin in Singapore where the gross margin for the three months ended December 31, 2013 was 6.1% lower than the corresponding three months ended December 31, 2012. This is largely the result of Singapore being temporarily awarded 100.0% of the volume on major program for a consumer electronics end market customer in late 2012. This award resulted in significant efficiency gains which resulted in a temporary increase in gross margin for the three months ended December 31, 2012 which was not replicated during the three months ended December 31, 2013. In Shanghai, direct labor costs have increased by an average of 14.0% in 2013, increasing costs by approximately $0.3 million during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

•

In the North America segment for the three months ended December 31, 2013, Lake Forest had start-up costs on a new program and a management reorganization with a combined cost of approximately $1.0 million; increased repairs and maintenance expense at Elgin and Peterborough of $0.4 million; and increased rent expense in Mexico of $0.2 million attributable to the transition to a new facility.

Our net sales are significantly impacted by the timing and life cycle of our customers’ programs and platforms. The duration of customer programs is dependent on the particular product and end market. Automotive safety and electronics programs can run up to ten years, while consumer electronics programs can be as short as six months. As such, the composition of net sales by customer and end market varies from year to year, with some programs experiencing a decrease in demand or termination due to the overall life cycle of the programs, while new programs and customers are brought on board.

The performance of our manufacturing facilities closely follows changes in the customers and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Net sales in our Europe segment are generally weaker in the third quarter as many of our European customers and our facilities themselves are closed for several weeks for summer vacation. Our Asia Pacific segment net sales are generally stronger in the consumer electronics end market during the third and fourth quarters as our customers prepare for the holiday season.

For the year ended December 31, 2013, approximately 38.2%, 20.6%, 7.6% and 7.3% of our sales were to customers in the global automotive safety and electronics, consumer electronics, telecommunications and healthcare end markets, respectively. We have seen continued overall growth in these end markets, particularly in the Asia region.

Our net sales in the automotive safety and electronics end market are impacted by auto sales. As noted in Scotiabank’s Global Auto Report dated January 30, 2014, Scotiabank estimated total auto sales (including light trucks) at 68.8 million units in 2013 compared to 65.0 million units in 2012, an increase of 3.8 million units, or 5.8%. North America and Asia accounted for an aggregate of approximately 48.3 million, or 70.2% of the estimated 2013 units, which represented an increase of 4.0 million units from 2012, while estimated 2013 auto sales (including light trucks) in Western Europe decreased by 0.2 million units to 11.6 million units in 2013 from 11.8 million units in 2012.

Throughout Europe, despite signs of stabilization, consumer demand remains unpredictable and has impacted our sales and led to restructuring efforts by us in the region. Reduced European net sales and production levels and any resulting cost-cutting and downsizing actions implemented by us could also have a negative economic effect on our suppliers and third party contractors. In addition, high levels of fixed labor costs in Europe make it difficult to adjust our cost base to the extent necessary, or to make such adjustments on a timely basis, impacting our profitability.

During the year ended December 31, 2013, the Euro strengthened against the U.S. Dollar (“USD”). For the year ended December 31, 2013 the average Euro to USD exchange rate was 0.7532, or 3.2%, stronger than the year ended December 31, 2012. The effect of this higher average rate is to increase the translated USD value of Euro-denominated net sales and operating income, as discussed in more detail below.

Economic conditions in 2013 continued to benefit from monetary easing policies of certain of the world’s central banks. The improved economic outlook in the U.S. has led policy makers to begin tapering the Federal Reserve’s asset purchases, which had suppressed long-term interest rates and spurred economic growth. In North America, automotive suppliers benefitted from increased production levels resulting from healthy consumer demand and a favorable economic environment in the U.S. The growth in the North American automotive market was the principal driver in our current Mexican facility reaching full capacity. As a result, we consolidated our existing Mexico manufacturing facility into a leased newly constructed manufacturing facility, which became operational during the fourth quarter of 2013.

Throughout Europe, the economy continues to stabilize with initial signs of a potential economic recovery. While the economic situation in France, Italy and Spain remains fragile, there continue to be signs of improvement in these markets, particularly in Spain and Italy. The German market which experienced a slowdown in late 2012 into the first quarter of 2013 has recovered, while the United Kingdom market continues to perform well. The Austria market which also experienced a slowdown in late 2012 into the first quarter of 2013 continues to be impacted by reduced conventional zinc sales and to a lesser extent reduced sales in the healthcare end market which were partially offset by the introduction of aluminum die casting in Austria in 2013. We are cautiously optimistic that the worst of the European recession is behind us.

In China, although the pace of economic growth has moderated, the automotive industry continues to expand with automotive suppliers benefiting from increased production levels. Despite the growing sentiment that the rate of growth in manufacturing activity in the Asia region is continuing to slow down, we continue to see sales growth from new business opportunities, particularly in the automotive safety and electronics and the consumer electronics end markets. In response to the expected continued growth in the Asia Pacific region, we expanded our manufacturing footprint in the Shanghai metropolitan area with the addition of a new facility, which began manufacturing operations in November 2012. Furthermore, in response to continued growth at our manufacturing facility in Dongguan (“DDG”), we expanded our DDG manufacturing facility in 2013, which became operational in the fourth quarter.

During 2013 we introduced MIM as a new product line. We invested $6.4 million in production machinery and expanded our existing facility in Elgin, Illinois and Indonesia which provides ancillary services to our Singapore MIM operation. We expect to invest a further $2.4 million of capital expenditure in 2014.

We did not realize any significant MIM sales in Elgin or Singapore in 2013, and the costs to recruit and employ experienced staff, together with other start-up costs, led to an operating loss for the year of $1.6 million (Elgin $1.0 million and Singapore $0.6 million) and an operating loss for the fourth quarter of $0.6 million (Elgin $0.3 million and Singapore $0.3 million). There were no losses in the prior year. We do not expect MIM to become fully operational until the end of 2014. Sales will build slowly over the course of the year and margins will improve as and when sales reach critical mass.

Our results for the years ended December 31, 2013 and 2012 and the Successor 2011 Period were impacted by a number of factors, including the Transactions. In addition, the results for the years ended December 31, 2013 and 2012 were negatively impacted by our effective tax rate, which was primarily driven by the non-deductibility of expenses related to our Series A Convertible Mandatorily Redeemable Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”) and our Series B Redeemable Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”). The issuance of the Notes, the Series A Preferred Stock, the Series B Preferred Stock and the entering into of the Senior Secured Credit Facilities in July 2011 resulted in additional interest expense of approximately $47.9, $48.7 and $26.2 million during years ended December 31, 2013 and 2012 and the Successor 2011 Period, respectively, including amortization of deferred financing costs. In total during the Successor 2011 Period we capitalized approximately $28.8 million in deferred financing costs including $5.6 million of deferred financing costs related to a bridge loan that were written off. See Note 9 to the audited consolidated and combined financial statements contained under Item 8 of Part II of this Form 10-K. Deferred financing costs, excluding the costs associated with the bridge loan, will be amortized over the respective terms of the Notes and the Senior Secured Credit Facilities. In addition to the capitalized deferred financing costs, we expensed approximately $16.5 million in transaction costs associated with the Acquisition in the Successor 2011 Period. In August 2011, pursuant to the share purchase agreement with Melrose, we remitted approximately $12.2 million to Melrose as additional consideration, representing cash held as of the close of business on the closing date of the Acquisition.

Effect of the Acquisition

The Acquisition was accounted for in accordance with accounting guidance for business combinations, resulting in the recognition of assets and liabilities assumed at fair value as of July 19, 2011. The preparation of the Predecessor Company financial statements included the use of accounting policies wherein certain assets, liabilities and expenses historically recorded or incurred at the Melrose level, which related to the Dynacast business or were incurred on behalf of the Dynacast business, were identified and allocated, or pushed down, as appropriate to reflect the stand-alone financial results of the Dynacast business for the Predecessor Company period presented. Additionally, the purchase price paid in the Acquisition was recorded in the Successor Company’s financial statements. The allocation of the purchase price was prepared by management after considering independent valuation studies.

Matters Affecting Comparability of Results

The purchase price in the Acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 19, 2011. Fair value measurements were applied based on assumptions that market participants would use in the pricing of the asset or liability. As a result of the additional depreciation and amortization expense included in cost of goods sold and SG&A due to the purchase price allocation, gross margin and operating income for the years ended December 31, 2013 and 2012 and the Successor 2011 Period were negatively impacted compared to the Predecessor 2011 Period.

Additionally, the Predecessor Company’s combined financial statements may not be indicative of our future performance and do not necessarily reflect what our consolidated results of operations, financial position and cash flows would have been had we operated as an independent, stand-alone company during the Predecessor Company period presented. Certain general corporate overhead and other expenses were allocated by Melrose to the Predecessor Company, as described in Note 16 to the audited consolidated and combined financial statements contained under Item 8 of Part II of this Form 10-K. We believe such allocations are reasonable; however, they are not indicative of the actual expenses that would have been incurred had we been operating as an independent, stand-alone company for the periods presented, nor do they reflect the increases in costs that we have incurred in connection with the establishment of an appropriate accounting and reporting system, debt service obligations, provision of healthcare to our employees and other costs of operating as a stand-alone company.

Allocation of Purchase Price. The allocation of the purchase price in the Acquisition to the assets acquired and liabilities assumed was based on their respective fair values, which resulted in changes in the values of tangible and intangible assets. This allocation affects the comparability of certain expense items between the Successor Company periods and the Predecessor Company period presented. In particular, the adjustment of property and equipment basis and remaining useful lives affects comparability of depreciation expense between the years ended December 31, 2013 and 2012, the Successor 2011 Period and the Predecessor 2011 Period. The allocation of the purchase price to intangible assets affects the comparability of amortization expense between the years ended December 31, 2013 and 2012, the Successor 2011 Period and the Predecessor 2011 Period. The allocation of the purchase price to inventory affects the comparability of cost of goods sold between the years ended December 31, 2013 and 2012, the Successor 2011 Period and the Predecessor 2011 Period.

The Acquisition resulted in the recognition of $251.0 million of goodwill, which is not deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and represents the estimated economic value attributable to future operations.

New Capital Structure. In connection with the Acquisition, certain payments were made to Melrose to settle outstanding notes payable to affiliates. Following the Transactions, our capital structure includes long-term debt, preferred stock, warrants and common stock. The increased amount of long-term debt, the Series A Preferred Stock and the Series B Preferred Stock affects the comparability of interest expense between the years ended December 31, 2013 and 2012, the Successor 2011 Period and the Predecessor 2011 Period. Comparability is further impacted by the dividends and accretion of the Series A Preferred Stock during the Successor 2011 Period and in 2012 until the expiration of the conversion feature on January 15, 2012. See Note 12 to our consolidated and combined financial statements contained under Item 8 of Part II of this Form 10-K.

Transaction Costs. Transaction costs expensed in the Successor 2011 Period have a significant impact on results and comparability between the year ended December 31, 2012, the Successor 2011 Period and the Predecessor 2011 Period.

Provision for (Benefit From) Income Taxes. Non-deductibility of certain costs incurred in connection with the Acquisition impacted the income tax rate in the Successor 2011 Period.

Principally due to the reasons discussed above, our financial statements after July 19, 2011 are not comparable to those prior to that date.

Changes to Our Debt and Capital Structure in 2013

On April 11, 2013 we amended our certificate of incorporation to, among other things, reduce the dividend rate payable on our Series A Preferred Stock and our Series B Preferred Stock from 14.0% (12.0% if the dividends were paid when declared) to 11.375% (10.0% if the dividends are paid when declared) of the preferred stock’s liquidation preference.

See “Liquidity and Capital Resources” below and Note 12 to our consolidated and combined financial statements contained under Item 8 of Part II of this Form 10-K.

Consolidated and Combined Results of Operations

We believe the selected data and the percentage relationship between net sales and major categories in the Consolidated and Combined Statements of Operations are important in evaluating our operations. The following tables set forth items from the Consolidated and Combined Statements of Operations as reported and as a percentage of net sales for the periods presented:

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Consolidated Successor Company
	For the Year Ended
(in millions of dollars)	December 31, 2013		December 31, 2012

Net sales	$580.0	100.0%	$519.4	100.0%
Cost of goods sold	(441.7)	(76.2)%	(398.0)	(76.6)%

Gross margin	138.3	23.8%	121.4	23.4%
Operating expenses:
Selling, general and administrative	(68.9)	(11.9)%	(62.1)	(12.0)%
Transaction costs	—	0.0%	(0.6)	(0.1)%
Restructuring expense	—	0.0%	(0.5)	(0.1)%

Operating expenses	(68.9)	(11.9)%	(63.2)	(12.2)%

Operating income	69.4	12.0%	58.2	11.2%
Other income (expense):
Interest expense	(47.9)	(8.3)%	(48.7)	(9.4)%
Other expense	(5.7)	(1.0)%	(3.2)	(0.6)%

Income before income taxes	15.8	2.7%	6.3	1.2%
Income tax expense	(14.6)	(2.5)%	(6.9)	(1.3)%

Net income (loss)	$1.2	0.2%	$(0.6)	(0.1)%

Net Sales. Net sales for the year ended December 31, 2013 were $580.0 million compared to $519.4 million for the year ended December 31, 2012. Net sales for the year ended December 31, 2013 included $31.3 million, or 5.4%, in net sales of new tools or replacement tools that were separately priced compared to $30.3 million, or 5.8%, for the year ended December 31, 2012. The increase in net sales of $60.6 million, or 11.7%, is attributable to increased net sales in the Asia Pacific, North America and Europe segments of $29.7, $17.2 and $13.7 million, respectively, discussed in more detail below. Approximately $5.3 million, or 38.7%, of the $13.7 million increase in net sales in Europe was related to the strengthening of the Euro compared to the USD, which increased the translated USD value of Euro-denominated sales. Metal prices, which are typically passed through to our customers, did not materially change during 2013; accordingly, they had a negligible effect on our sales.

Gross Margin. Gross margin as a percentage of net sales for the year ended December 31, 2013 was 23.8% compared to 23.4% for the year ended December 31, 2012.

Selling General & Administrative. SG&A expense as a percentage of net sales was 11.9% for the year ended December 31, 2013 compared to 12.0% for the year ended December 31, 2012.

Transaction Costs. In conjunction with the Transactions, we incurred approximately $0.6 million in costs during the year ended December 31, 2012, of which $0.2 million was associated with the reorganization of our German legal entities that was contemplated at the time of the Transactions.

Interest Expense. We incurred interest expense of $47.9 million during the year ended December 31, 2013 which was comprised of $39.9 million attributable to the Notes, Senior Secured Credit Facilities and related deferred financing costs, $8.0 million related to the Series A Preferred Stock and the Series B Preferred Stock compared to $48.7 million during the year ended December 31, 2012 including approximately $39.2 million attributable to the Notes, Senior Secured Credit Facilities and the related deferred financing costs and $8.2 million related to the Series A Preferred Stock and the Series B Preferred Stock.

Restructuring Expense. Restructuring expense during the year ended December 31, 2012 is attributable to the France Restructuring discussed previously.

Income Taxes. The effective tax rate for the year ended December 31, 2013 was 92.4% compared to 109.5% for the year ended December 31, 2012. The tax rate was negatively impacted by $14.1 million of nondeductible expenses in the U.S. related to the Series A Preferred Stock and the Series B Preferred Stock and warrants as compared to $12.5 million in 2012 and $11.6 million of U.S. taxable income on foreign earnings as compared to $3.8 million in 2012. The increase in nondeductible expenses of $1.6 million during the year ended December 31, 2013 is primarily attributable to an increase in other expense of approximately $2.7 million related to the change in the fair value of our warrants partially offset by a decrease in interest expense related to the Series A Preferred Stock and the Series B Preferred Stock attributable to a reduction in the interest rate on the Series A Preferred Stock and the Series B Preferred Stock. See Notes 15 and 12 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K. We expect the non-deductibility of expenses related to Series A Preferred Stock and Series B Preferred Stock to continue to negatively impact our effective tax rate until the Series A Preferred Stock and the Series B Preferred Stock are redeemed. The U.S. taxable income attributable to foreign earnings may continue to negatively impact our effective tax rate as long as Dynacast requires cash from our foreign subsidiaries to service our U.S. debt.

Segment Operating Results:

Net sales by segment were as follows for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Consolidated Successor Company
(in millions of dollars)	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	Dollar Change	Percentage Change

Asia Pacific	$236.0	$206.3	$29.7	14.4%
Europe	184.3	170.6	13.7	8.0%
North America	159.7	142.5	17.2	12.1%

Total	$580.0	$519.4	$60.6	11.7%

Operating income by segment was as follows for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Consolidated Successor Company
(in millions of dollars)	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	Dollar Change	Percentage Change

Asia Pacific	$36.3	$28.9	$7.4	25.6%
Europe	$22.7	$21.9	$0.8	3.7%
North America	$26.1	$23.1	$3.0	13.0%

Asia Pacific

The increase in net sales of $29.7 million, or 14.4%, was primarily driven by the increased sales volume in the consumer electronics end market at our DDG, Malaysia and Singapore facilities of $9.4, $7.0 and $4.4 million, respectively and increased sales volumes of $4.5 million in the automotive safety and electronics and telecommunications end markets at our Shanghai facility.

Gross margin as a percentage of net sales for the year ended December 31, 2013 was 23.4% compared to 22.7% for the year ended December 31, 2012. The increase in gross margin as a percentage of net sales for the year ended December 31, 2013 is primarily attributable to increased margins in the consumer electronics end market in Malaysia and increased conventional zinc margins at our DDG facility.

SG&A as a percentage of net sales for the year ended December 31, 2013 was 8.2% compared to 8.7% for the year ended December 31, 2012. The decrease in SG&A as a percentage of net sales during the year ended December 31, 2013 was primarily attributable to a decrease in transactional foreign exchange losses in Singapore and an increase in transactional foreign exchange gains in Malaysia.

The increase in segment operating income of $7.4 million, or 25.6%, was primarily attributable to increased sales volume and margins at our DDG, Malaysia, Singapore and Shanghai facilities discussed above.

Europe

Approximately $5.3 million, or 38.7%, of the increase in net sales of $13.7 million was attributable to the strengthening of the Euro. Overall, underlying sales increased by 4.9% driven primarily by the increased sales volume in the automotive safety and electronics end market at our United Kingdom, Germany and Spain facilities of $5.0, $2.5 and $0.7 million, respectively, and increased sales volumes of $1.4 million across multiple end markets at our Italy facility. These increases helped offset a decrease in sales volumes of approximately $1.4 million at our Austria facility attributable to the transfer of production to our Shanghai facility.

Gross margin as a percentage of net sales for the year ended December 31, 2013 was 22.0% compared to 22.5% for the year ended December 31, 2012. The decrease in gross margin as a percentage of net sales for the year ended December 31, 2013 was primarily attributable to start-up costs associated with the expansion of our Austria facility related to the introduction of aluminum die-casting.

SG&A as a percentage of net sales for the year ended December 31, 2013 was 10.0% compared to 9.8% for the year ended December 31, 2012. The increase in SG&A as a percentage of net sales for the year ended December 31, 2013 was primarily attributable to severance costs in France and costs associated with the newly created role of Executive Vice-President of Europe.

The increase in segment operating income of $0.8 million, or 3.7%, was primarily attributable to increased sales volume and margins at our Italy and German facilities discussed above.

North America

The increase in net sales of $17.2 million, or 12.1%, was primarily driven by the increased sales volume in the hardware end market at our Elgin facility, the automotive safety and electronics end market at our Mexico facility, the telecommunications end market at our Peterborough facility and across multiple end markets at our Lake Forest facility of $6.0, $4.1, $4.1 and $2.3 million, respectively.

Gross margin as a percentage of net sales for the year ended December 31, 2013 was 25.9% compared to 24.7% for the year ended December 31, 2012. The increase in gross margin as a percentage of net sales for the year ended December 31, 2013 is primarily attributable to increased sales and margins in the consumer electronics end market at our Elgin facility and the telecommunications end market at our Peterborough facility.

SG&A as a percentage of net sales for the year ended December 31, 2013 was 9.7% compared to 8.7% for the year ended December 31, 2012. The increase in SG&A as a percentage of net sales during the year ended December 31, 2013 was primarily attributable to severance, recruitment and relocation costs at our Lake Forest facility.

The increase in segment operating income of $3.0 million, or 13.0%, was primarily attributable to increased sales volume and margins at our Elgin and Peterborough facilities discussed above.

Year Ended December 31, 2012 Compared to Successor 2011 Period and Predecessor 2011 Period

	Consolidated Successor Company				Combined Predecessor Company
(in millions of dollars)	For the Year Ended December 31, 2012		For the Period July 20, 2011 to December 31, 2011		For the Period January 1, 2011 to July 20, 2011
			(As Recast)
Net sales	$519.4	100.0%	$211.8	100.0%	$266.9	100.0%
Cost of goods sold	(398.0)	(76.6)%	(171.4)	(80.9)%	(203.7)	(76.3)%

Gross margin	121.4	23.4%	40.4	19.1%	63.2	23.7%
Operating expenses:
Selling, general and administrative	(62.1)	(12.0)%	(21.4)	(10.1)%	(24.3)	(9.1)%
Transaction costs	(0.6)	(0.1)%	(16.5)	(7.8)%	—	0.0%
Restructuring (expense) credit	(0.5)	(0.1)%	(0.1)	0.0%	0.8	0.3%

Operating expenses	(63.2)	(12.2)%	(38.0)	(17.9)%	(23.5)	(8.8)%

Operating income	58.2	11.2%	2.4	1.1%	39.7	14.9%
Other income (expense):
Interest expense	(48.7)	(9.4)%	(26.2)	(12.4)%	(1.5)	(0.6)%
Other (expense) income	(3.2)	(0.6)%	0.6	0.3%	0.1	0.0%

Income (loss) before income taxes	6.3	1.2%	(23.2)	(11.0)%	38.3	14.3%
Income tax (expense) benefit	(6.9)	(1.3)%	2.1	1.0%	(9.8)	(3.7)%

Net (loss) income	$(0.6)	(0.1)%	$(21.1)	(10.0)%	$28.5	10.7%

Net Sales. Net sales for the year ended December 31, 2012 were $519.4 compared to $211.8 million for the Successor 2011 Period and $266.9 million for the Predecessor 2011 Period. Net sales for the year ended December 31, 2012 included $30.3 million, or 5.8%, in sales of new tools or replacement tools that were separately priced compared to $10.8 million, or 5.1%, in the Successor 2011 Period and $11.2 million, or 4.2%, in the Predecessor 2011 Period. The increase in net sales of $40.7 million, or 8.5%, is attributable to increased sales in the Asia Pacific and North America segments of $50.9 and $8.3 million, respectively, partially offset by a decrease in sales of $18.5 million in the Europe segment, which are discussed in more detail below. Approximately $13.7 million, or 74.0%, of the $18.5 million decrease in sales in Europe was related to the weakening of the Euro compared to the USD, which reduced the translated USD value of Euro-denominated sales. Metal prices, which are typically passed through to our customers, did not materially change during 2012 and had a negligible effect on our sales.

Gross Margin. Gross margin as a percentage of net sales for the year ended December 31, 2012 was 23.4% compared to 19.1% (as recast) for the Successor 2011 Period and 23.7% for the Predecessor 2011 Period. The increase in gross margin during the year ended December 31, 2012 was primarily attributable to the step-up in inventory values in the Successor 2011 Period of approximately $6.5 million, or 3.9%, resulting from the purchase price allocation, which resulted in an increase in cost of goods sold during that period.

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

Interest Expense. We incurred interest expense of $48.7 million during the year ended December 31, 2012, which was comprised of $39.2 million attributable to the Notes, Senior Secured Credit Facilities and related deferred financing costs and $8.2 million related to the Series A Preferred Stock and Series B Preferred Stock compared to $26.2 million during the Successor 2011 Period, including approximately $17.5 million attributable to the Notes, Senior Secured Credit Facilities and the related deferred financing costs, $5.6 million in deferred financing costs written-off related to a bridge loan and $3.1 million in accretion and dividends related to the Series B Preferred Stock. The overall increase in interest expense during the year ended December 31, 2012 is primarily attributable to the fact that the year ended December 31, 2012 included twelve months of interest expense on the Notes and Senior Secured Credit Facilities compared to five and a half months during the Successor 2011 Period.

Other Expense. We incurred $3.4 million in expense related to the change in the fair value of our warrants during the year ended December 31, 2012 for which there was no comparable expense during the Successor 2011 Period and the Predecessor 2011 Period.

Income Taxes. The effective tax rate for the year ended December 31, 2012 was 109.5% compared to 9.1% (as recast) for the Successor 2011 Period and 25.8% for the Predecessor 2011 Period. The increase in the effective tax rate for the year ended December 31, 2012 was primarily attributable to $12.5 million of nondeductible expenses in the U.S. related to the Series A Preferred Stock and the Series B Preferred Stock and warrants. We expect the non-deductibility of expenses related to Series A Preferred Stock and the Series B Preferred Stock to continue to negatively affect our effective tax rate until the Series Preferred Stock A and the Series B Preferred Stock are redeemed. The Successor 2011 Period effective tax rate was primarily affected by permanent items related to the Transactions, permanent items increased by $3.1 million.

The Predecessor 2011 Period effective tax rate was primarily affected by three items: permanent book/tax differences; tax rate differential between U.S. and foreign rates; and uncertain tax positions. The permanent difference was approximately $1.1 million (after-tax) and was primarily related to imputed interest income for tax on non-interest bearing loans in the UK. The difference in tax computed at the U.S. tax rate and foreign tax rates was approximately $3.9 million and was primarily due to substantial earnings in UK and Austria which have tax rates of 26.0% and 25.0%, respectively.

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

Segment operating income by segment was as follows for the year ended December 31, 2012 compared to the Successor 2011 Period and Predecessor 2011 Period:

	Consolidated Successor Company		Combined Predecessor Company
(in millions of dollars)	For the Year Ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011
		(As recast)
Asia Pacific	$28.9	$8.5	$13.2
Europe	$21.9	$13.4	$22.6
North America	$23.1	$8.7	$8.9

Asia Pacific

Net Sales. Net sales in the Asia Pacific segment were $206.3 million for the year ended December 31, 2012 compared to $75.2 million for the Successor 2011 Period and $80.2 million for the Predecessor 2011 Period. The increase in sales of $50.9 million, or 32.8%, is primarily attributable to increased sales volumes in the consumer electronics end market at our facilities in Singapore, DDG and Malaysia, which reported sales increases of $28.8, $7.4 and $2.5 million, respectively and increased sales volumes of $10.8 million in the automotive safety and electronics and telecommunications end markets at our Shanghai facility.

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

Europe

Net Sales. Net sales in Europe were $170.6 million for the year ended December 31, 2012 compared to $78.3 million for the Successor 2011 Period and $110.8 million for the Predecessor 2011 Period. The decrease in sales of $18.5 million, or 9.8%, is primarily attributable to the weakening of the Euro against the USD, which accounted for approximately $13.7 million, or 74.1%, of the decrease in sales. Also contributing to the decrease in sales, but to a lesser extent, were decreased sales volumes at our Spain and France and Italy facilities of $3.2, $1.7 and $1.2 million, respectively, attributable to decreased demand across all end markets in response to the economic climate in Southern Europe, particularly demand in the automotive safety and electronics end market and to a lesser extent, the electronics end market and decreased sales volumes of $1.0 million in the electronics end market at our German facility.

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

Segment Operating Income. Segment operating income was $21.9 million for the year ended December 31, 2012 compared to $13.4 million for the Successor 2011 Period and $22.6 million for the Predecessor 2011 Period. The $14.1 million, or 39.2%, decrease in segment operating income is attributable to a number of factors to include the weakening of the Euro against the USD, increased amortization related to the purchase price allocation, and the general downturn in the Europe segment. Also contributing to the decrease, but to a lesser extent, were decreased sales in Spain, France, Germany and Italy partially offset by increased sales in Austria.

North America

Net Sales. Net sales in the North America segment were $142.5 million for the year ended December 31, 2012 compared to $58.3 million for the Successor 2011 Period and $75.9 million for the Predecessor 2011 Period. The increase in sales of $8.3 million, or 6.2%, is primarily attributable to increased sales volumes in the automotive safety and electronics and telecommunications end markets at our Lake Forest facility of $10.2 million, increased sales volumes of $5.6 million in the automotive safety and electronics and electronics end markets at our Mexico facility, partially offset by decreased sales volumes of $3.7 million in the medical and consumer end markets at our Elgin facility.

Gross Margin. Gross margin as a percentage of net sales was 24.7% for the year ended December 31, 2012 compared to 19.7% (as recast) for the Successor 2011 Period and 22.3% for the Predecessor 2011 Period. The increase in gross margin as a percentage of net sales during the year ended December 31, 2012 compared to the Successor 2011 Period was primarily driven by increased gross margins at Elgin related to investments in automation resulting in a $1.3 million reduction in outside processing costs. Also contributing to the increase, but to a lesser extent, was the step-up in inventory values of approximately $0.9 million resulting from the purchase price allocation, which resulted in increases in cost of goods sold for the Successor 2011 Period. The increase in gross margin as a percentage of net sales during the year ended December 31, 2012 compared to the Predecessor 2011 Period is primarily attributable to investments in automation at Elgin which improved efficiency and reduced outside processing charges.

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

Segment Operating Income. Segment operating income was $23.1 million for the year ended December 31, 2012 compared to $8.7 million (as recast) for the Successor 2011 Period and $8.9 million for the Predecessor 2011 Period. The $5.5 million, or 31.3%, increase (as recast) in segment operating income is primarily attributable to increased sales at Lake Forest and Mexico and increased gross profit at Elgin.

Liquidity and Capital Resources

Cash and cash equivalents changed as follows for the periods presented:

	Consolidated Sucessor Company			Combined Predecessor Company
(in millions of dollars)	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Cash provided by operating activities	$53.3	$32.4	$24.4	$30.9
Cash (used in) provided by investing activities	(39.6)	(20.4)	(593.4)	19.7
Cash (used in) provided by financing activities	(4.9)	(6.5)	591.6	(62.9)
Currency effect on cash and cash equivalents	—	1.4	(1.5)	1.2

Increase (decrease) in cash and cash equivalents	$8.8	$6.9	$21.1	$(11.1)

Cash Flows from Operating Activities

Our requirements for working capital and capital for general corporate purposes during the Predecessor Company period were historically satisfied as part of the company-wide cash management practices of Melrose. Following the Acquisition, Melrose no longer provided us with funds to finance our working capital or other cash requirements. Accordingly, we depend on our ability to generate cash flow from operations and to borrow funds, including under our Senior Secured Credit Facilities, for our cash needs.

Net cash provided by operating activities was $53.3 million for the year ended December 31, 2013 compared to $32.4 million for the year ended December 31, 2012. The $20.9 million year-over-year increase in operating cash flow was primarily driven by higher cash earnings and changes in working capital in comparison to the year ended December 31, 2012.

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

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory less days of purchases outstanding in accounts payable. The following table depicts our cash conversion cycle for the periods presented:

	Consolidated Successor Company
(in number of days)	December 31, 2013	December 31, 2012	December 31, 2011
		(As recast)	(As recast)

Accounts receivable (1)	62	58	53
Inventory (2)	38	36	40
Accounts payable (3)	(70)	(72)	(69)

Cash conversion cycle	30	22	24

(1)

Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $97.0, $87.6 and $66.9 million as of December 31, 2013, 2012 and 2011, respectively.

(2)

Days of supply in inventory (“DOS”) measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance was $45.0, $36.7 (as recast) and $38.1 million (as recast) as of December 31, 2013, 2012 and 2011, respectively.

(3)

Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $67.7, $62.1 and $52.7 million as of December 31, 2013, 2012 and 2011, respectively.

Our cash conversion cycle deteriorated by eight days in 2013 compared to 2012. The increase in DSO of four days is primarily attributable to timing of sales, particularly sales to customers with longer payment terms, e.g. 90-days. Net sales for the three months ended December 31, 2013 was $151.2 million, which is $9.3 million, or 6.6%, greater than the three months ended December 31, 2012. The increase in DOS of two days is primarily due to increases in work-in-progress and finished goods at December 31, 2013 of $7.3 million compared to December 31, 2012. The decrease in DPO of two days is primarily attributable to timing.

Cash Flows from Investing Activities

Net cash used in investing activities was $39.6 million for the year end December 31, 2013 compared to net cash used in investing activities of $20.4 million for the year ended December 31, 2012. The significant change in cash flows was primarily attributable to the expansion of our Austria, DDG, Elgin, Mexico and Shanghai facilities and the introduction of the MIM process into our product line.

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

Capital expenditures have historically been incurred to expand and update the production capacity of our manufacturing operations. Our capital expenditures were $39.7 million for the year ended December 31, 2013, of which approximately $6.4 million related to the introduction of the MIM process into our product line and $3.7 million was funded by a customer, compared to $22.0 million for the year ended December 31, 2012. For the 2014 fiscal year, we have budgeted approximately $29.2 million in capital expenditures, of which $2.4 million is attributable to MIM. We expect our cash flows from operations and borrowings under our Senior Secured Credit Facilities to be sufficient to meet our capital expenditure requirements.

Cash Flows from Financing Activities

Net cash used in financing activities was $4.9 million for the year ended December 31, 2013 compared to net cash used in financing activities of $6.5 million for the year ended December 31, 2012. The change in cash flows was primarily attributable to net proceeds from the ERP Fonds Austria Wirtschaftsservice loan (the “ERP Loan”) of $5.8 million partially offset by increased repayments on long-term debt of $3.1 million and $1.8 million attributable to dividends on mandatorily redeemable preferred stock.

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

Financial Position

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring our overall capitalization. Cash and cash equivalents at December 31, 2013 were $36.8 million, and we had $47.1 million of borrowing capacity under our Senior Secured Credit Facilities. Working capital at December 31, 2013 was $38.0 million compared to $25.7 million (as recast) at December 31, 2012. The increase in working capital of $12.3 million is primarily attributable to an increase in cash and cash equivalents, accounts receivable, inventory and prepaids and other assets of $8.8, $9.4, $8.3(as recast) and $0.7 million, respectively, partially offset by an increase in accounts payable, income taxes payable, accrued expenses and other liabilities and deferred revenue of $5.6, $2.8, $3.6 and $3.8 million, respectively.

We conduct the vast majority of our business operations through our subsidiaries. In servicing payments to be made on the Notes and our other indebtedness, and to satisfy our other liquidity requirements, we rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities. Our foreign subsidiaries held $21.9 million of cash and cash equivalents at December 31, 2013.

A substantial portion of our cash flows are generated by our non-U.S. subsidiaries, which may be subject to currency controls, repatriation restrictions, foreign withholding tax obligations and other limits on transfers of cash to us. We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Our non-U.S.-subsidiaries repatriate cash to the U.S. in the form of principal and interest payments on inter-company debt. The payment of interest on inter-company debt is subject to U.S. income taxes. In addition, certain non-U.S.-subsidiaries may make distributions to Dynacast which are considered dividends for tax purposes and therefore subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability from dividends, these credits may be limited based on our tax attributes.

Borrowing Arrangements

In connection with the Transactions, we entered into the Senior Secured Credit Facilities, which provide for a $50.0 million term loan and a $50.0 million revolving credit facility, including the issuance of up to $10.0 million of standby letters of credit. The Senior Secured Credit Facilities expire on July 19, 2016. At no time can our exposure under our revolving credit facility, which is defined as the aggregate principal amount of all outstanding loans under our revolving credit facility plus the aggregate amount of our letter of credit exposure (the aggregate undrawn amount of all outstanding letters of credit plus all letter of credit reimbursement obligations), exceed the total commitment of $50.0 million. As of December 31, 2013 there was $34.4 million outstanding under the term loan, no loans outstanding under the revolving credit facility and $2.9 million in undrawn letters of credit. As of December 31, 2013, we had $7.1 million available under the letter of credit commitment and $1.6 million available under a line of credit in China. At December 31, 2013 there was $5.9 million outstanding under the ERP Loan.

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

Under the Senior Secured Credit Facilities, from October 1, 2012 to September 30, 2013, the total leverage ratio of our consolidated indebtedness to Consolidated EBITDA for the four most recently completed fiscal quarters could not exceed 5.75 to 1.0. From October 1, 2013 to September 30, 2014, the maximum total leverage ratio is 5.25 to 1.0. We must also satisfy a minimum interest coverage ratio. Specifically, at any time prior to September 30, 2013, the ratio of Consolidated EBITDA to cash interest expense, in each case, for the four most recently completed fiscal quarters, could not be less than 1.75 to 1.0. From October 1, 2013 and thereafter, the ratio of Consolidated EBITDA to cash interest expense, in each case, for the four most recently completed fiscal quarters, may not be less than 2.00 to 1.0. As of December 31, 2013, we were in compliance with these financial covenants. Specifically, as of December 31, 2013 our total leverage ratio was 3.42 and our minimum interest coverage ratio was 3.04. As a result of our total leverage ratio falling below 3.50 our borrowing costs under the Senior Secured Credit Facility was reduced effective August 23, 2013. See Note 8 to the consolidated and combined financial statements included in Part II, Item 8, of this Form 10-K. The permitted leverage ratio and the permitted minimum interest coverage ratio were 5.25 to 1.0 and 2.00 to 1.0, respectively as of December 31, 2013. There are no financial covenants associated with the Notes or the ERP Loan.

Under the Senior Secured Credit Facility, with certain exceptions, Dynacast is required to make mandatory prepayments in certain circumstances, including (i) a specified percentage of excess cash flow depending on its excess cash flow calculation, (ii) from the net cash proceeds from certain asset sales (subject to reinvestment rights), (iii) from casualty insurance proceeds, and (iv) upon the issuance of debt. Dynacast does not expect to make any mandatory prepayments in 2014.

We have varying needs for short-term working capital financing as a result of timing of interest payments on the Notes. Accordingly, since the Acquisition, working capital fluctuations have been financed under the revolving credit facility. Total debt was $390.3 million (the current portion of which was $5.6 million) as of December 31, 2013 and $392.5 million (the current portion of which was $6.3 million) as of December 31, 2012. See Note 9 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K for further details.

Preferred Stock

We have 26,500 shares of Series A Preferred Stock and 26,500 shares of Series B Preferred Stock outstanding. The shares of preferred stock accrued cumulative dividends of 14% (12% if the dividends were paid when declared) of their liquidation preference per year through April 10, 2013. On April 11, 2013 we amended our certificate of incorporation to, among other things, reduce the dividend rate payable on the Series A Preferred Stock and the Series B Preferred Stock to 11.375% (10.0% if the dividends were paid when declared) of their liquidation preference per year. Unless earlier redeemed, the shares of preferred stock must be redeemed by us on July 19, 2021 for a redemption price of $1,000 per share, plus accrued and unpaid dividends. At December 31, 2011, the Series A Preferred Stock was classified as temporary shareholders’ equity until the holder’s conversion right expired unexercised on January 15, 2012. The Series A Preferred Stock was reclassified as a liability on January 16, 2012, and continues to be classified as a liability at December 31, 2013 and 2012. The Series B Preferred Stock is classified as a liability at December 31, 2013 and 2012. See Note 12 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K for further details.

Effective October 1, 2013, we intend to pay dividends at 10% per year on the Series A Preferred Stock and the Series B Preferred Stock when declared, subject to restrictions, until the mandatory redemption date of July 19, 2021.

Pension and Other Obligations

We have adopted and sponsor pension plans in the U.S. and in various other countries. Our ongoing funding requirements for such pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest. We determine our plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected or interest rates decline further, we may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. See Note 11 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K for further details.

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

The indenture governing the Notes and the Senior Secured Credit Facilities contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. See Note 9 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K for further details.

Commitments and Contingencies

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2013:

(dollars in millions)	Total	2014	2015 - 2017	2018 - 2021	Thereafter

Notes (a)	$544.2	$32.4	$97.1	$414.7	$—
Senior credit facility (b)	38.1	7.6	30.5	—	—
ERP Loan	6.1	—	4.6	1.5	—
Mandatorily redeemable preferred stock (c)	124.5	7.1	21.3	96.1	—
Operating lease obligations	72.4	9.3	23.1	20.0	20.0
Management consulting fee (d)	18.9	2.5	7.5	8.9	—
Accrued pension and retirement benefit obligations	22.0	2.0	6.8	8.7	4.5

Total (e)	$826.2	$60.9	$190.9	$549.9	$24.5

(a)	Represents $350.0 million in aggregate principal amount of Notes due July 15, 2019 and includes future interest payments at an annual rate of 9.25%, payable semi-annually on January 15th and July 15th of each year.
(b)	The Senior Secured Credit Facilities provide for:

•

a $50.0 million revolving credit facility with a maturity date of July 19, 2016, including a $10.0 million letter of credit sub-facility. As of December 31, 2013, we had no amounts drawn on the revolving credit facility. We have the ability to continually refinance amounts drawn on the revolving credit facility through its maturity on July 19, 2016; and

•	a $50.0 million term loan with a maturity date of July 19, 2016. As of December 31, 2013 we had $34.4 million outstanding under the term loan.

Borrowings under the Senior Secured Credit Facilities bear interest at a variable rate plus an applicable margin. For purposes of the table, a rate of 5.75% per annum was utilized for calculating future interest payments. See Note 9 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K for further details.

(c)	Includes cumulative dividends on Series A Preferred Stock and Series B Preferred Stock at an annual rate of 14% through September 30, 2013. Effective October 1, 2013, we intend to pay dividends at 10% per year on the Series A Preferred Stock and the Series B Preferred Stock when declared until the mandatory redemption date of July 19, 2021 and 10% interest on the accrued dividend balance of $17.9 million at December 31, 2013 attributable to the periods prior to October 1, 2013.
(d)	The management consulting agreement automatically renews for successive one-year terms unless terminated in advance. For purposes of the table, it was assumed that payment of the consulting fee would terminate upon redemption of the Series A Preferred Stock and the Series B Preferred Stock.
(e)	Certain reserves and contractual obligations were excluded from the table above due to the uncertainty in timing or amounts of such payments. These include approximately $4.0 million of reserves for uncertain tax positions, $15.6 million of warrants, and variable interest on the revolving credit facility, of which no amounts are outstanding at December 31, 2013.

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

Critical Accounting Policies

The preparation of the financial statements included in this Form 10-K in conformity with US GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Our significant accounting policies are summarized in Note 2 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K.

The following noted accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, goodwill, and reported amounts of revenue and expenses. Significant estimates in these financial statements include the allocation of purchase price, restructuring charges, deferred revenue, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, fair value of warrants, uncertain income taxes, income tax valuation allowances and pension and post retirement benefit liabilities. Actual results could differ materially from these estimates.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives (“EUL”) of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the assets EUL. See Note 5 to the audited consolidated and combined financial statements contained under Item 8 of Part II in this Form 10-K for further details.

We review the carrying value of property or equipment for impairment whenever events and circumstances indicate that the carrying value of property and equipment may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the property and equipment. The factors we considered in performing this assessment include current and projected operating results, trends and prospects, the manner in which the property and equipment is used, and the effects of obsolescence, demand and competition as well as other economic factors.

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

For orders with multiple elements (i.e., die-cast parts, replacement tooling, etc.) and where one or more elements are undelivered at the end of a reporting period, we recognize revenue on the delivered elements only after the determination has been made that the delivered elements have stand alone value and there is objective and reliable evidence to determine the selling price of the undelivered elements. Based on the assessment of the respective stand-alone value, we have determined that the original tool, die-cast units and replacement tools each represent a separate unit of accounting.

When the price of the replacement tool is implicitly or explicitly included in the price of the die cast components, we defer a portion of revenue to reflect the estimated portion of revenue for each die cast part based on our best estimate of selling price (“BESP”) for the replacement tool. Revenue for the original tool and sale of individual die-cast parts is recognized upon delivery and transfer of title as summarized above. We defer revenue for replacement tools until delivery and transfer of title of such tools.

An accounting standard effective as of January 1, 2011 related to the accounting for revenue arrangements with multiple deliverables requires the allocation of the contractual arrangement’s value based on the relative selling price of the separately identified units of accounting within the arrangement. The standard requires a hierarchy of evidence to be followed when determining the best evidence of the selling price of an item. The best evidence of selling price for a unit of accounting is vendor specific objective evidence (“VSOE”) or the price charged when a deliverable is sold routinely on a stand-alone basis. When VSOE is not available to determine selling price, relevant third-party evidence (“TPE”) of selling price should be used, such as prices competitors charge for interchangeable services to similar clients. When neither VSOE nor TPE of selling price for similar deliverables exists, we use BESP considering all relevant information that is available.

We generally are not able to establish VSOE or TPE for our products, as our deliverables are highly customized and competitor pricing is not available. BESP for deliverables is generally established based on labor costs, risks, and expected profit margins developed from the competitive bidding process for customer contracts.

Shipping costs incurred to transport products to the customer which are not reimbursed by the customer are included in cost of goods sold.

We offer certain warranties that our products and services are free from defects. Historically, we have experienced very low return levels and do not consider the effect of returned products to be material.

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

As of December 31, 2013, goodwill was allocated to the reporting units as follows (in millions of dollars):

Reporting Unit	Operating Segment	Balance at December 31, 2013

Dynacast Elgin	North America	$13.1
Dynacast Lake Forest	North America	17.7
Dynacast Mexico	North America	4.4
Dynacast Peterborough	North America	10.9
Dynacast Austria	Europe	83.2
Dynacast Germany	Europe	29.2
Dynacast Slovenia	Europe	2.5
Dynacast Spain	Europe	8.0
Fishercast UK	Europe	3.6
Dynacast India	Asia Pacific	2.8
Dynacast Malaysia	Asia Pacific	12.8
Dynacast Shanghai	Asia Pacific	31.1
Dynacast Singapore	Asia Pacific	18.0
Dynacast South China (Dongguan)	Asia Pacific	9.4

		$246.7

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Excluding our domestic U.S. operations, approximately 37.6% of our international sales are transacted in USD, while the majority of expense and capital purchasing activities are transacted in local currencies. As such, we are exposed to fluctuations in foreign currencies. Melrose was responsible for the treasury activities of the Dynacast Group and, as part of the Acquisition, retained all hedges. Subsequent to the Acquisition, we implemented a new hedging and cash flow program through which we attempt to minimize short-term business exposure to foreign currency exchange rate risks. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value, we have instituted foreign currency net investment and cash flow hedge programs. As of December 31, 2013 the terms of our foreign exchange contracts ranged from less than one month to 37 months. These contracts are designated as net investment hedges and are carried on our balance sheet at fair value with the effective portion of the contract’s gains or losses included in other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized. As of December 31, 2013 and 2012 we had an aggregate outstanding notional amount of approximately $65.6 and $73.3 million in foreign exchange contracts, respectively.

The total foreign currency exchange transaction gains and losses included in net income for the years ended December 31, 2013 and 2012, the Successor 2011 Period and the Predecessor 2011 Period amounted to a $0.4 million gain, $0.8 million loss, $0.8 million gain, and a $0.1 million loss, respectively.

Interest Rate Risk

We are subject to interest rate market risk in connection with our Senior Secured Credit Facilities. Our Senior Secured Credit Facilities provide for variable rate borrowings of up to $100.0 million, including availability of $50.0 million under the revolving credit facility. A change in the variable interest rate of 1.0% would cause our annual interest expense to fluctuate by approximately $0.3 million based on outstanding borrowings at December 31, 2013 and December 31, 2012.

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page
Audited Consolidated and Combined Financial Statements
Reports of Independent Registered Public Accounting Firm	43
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 and the Period July 20, 2011 to December 31, 2011 and the Combined Statements of Operations for the Period January 1, 2011 to July 19, 2011	45
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012 and the Period July 20, 2011 to December 31, 2011 and the Combined Statements of Comprehensive Income for the Period January 1, 2011 to July 19, 2011	46
Consolidated Balance Sheets as of December 31, 2013 and 2012	47
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and the Period July 20, 2011 to December 31, 2011 and the Combined Statements of Cash Flows for the Period January 1, 2011 to July 19, 2011	48
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012 and the Period July 20, 2011 to December 31, 2011	49
Combined Statement of Equity for the Period January 1, 2011 to July 19, 2011	50
Notes to the Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Dynacast International Inc.

We have audited the accompanying consolidated balance sheet of Dynacast International Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynacast International Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the consolidated financial statements of the Company for the year ended December 31, 2012 and the period from July 20, 2011 to December 31, 2011, to retrospectively apply the change in accounting for domestic inventories from the LIFO method to the weighted average cost method, as described in Note 4 to the financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company for the year ended December 31, 2012 and the period July 20, 2011 to December 31, 2011 other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements of the Company for the year ended December 31, 2012 and the period July 20, 2011 to December 31, 2011 taken as a whole.

/s/ Grant Thornton LLP

Charlotte, North Carolina

March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dynacast International Inc. and subsidiaries:

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 4 to the consolidated and combined financial statements, the accompanying consolidated balance sheets of Dynacast International Inc. and subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2012 and the period from July 20, 2011 to December 31, 2011 (the consolidated balance sheets as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2012 and the period from July 20, 2011 to December 31, 2011 before the effects of the adjustments discussed in Note 4 to the consolidated financial statements are not presented herein). We have also audited the accompanying combined statements of operations, comprehensive income, equity, and cash flows of Dynacast Group (the “Predecessor”) for the period January 1, 2011 to July 19, 2011. These financial statements are the responsibility of the Company’s and Predecessor’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 4 to the consolidated financial statements, present fairly, in all material respects, the financial position of Dynacast International Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 and for the period from July 20, 2011 to December 31, 2011, and the combined results of Dynacast Group’s operations and cash flows for the period from January 1, 2011 to July 19, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in Note 4 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

March 15, 2013

DYNACAST INTERNATIONAL INC.

Statements of Operations

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011
		(As Recast)	(As Recast)
Net sales	$580.0	$519.4	$211.8	$266.9
Costs of goods sold	(441.7)	(398.0)	(171.4)	(203.7)

Gross margin	138.3	121.4	40.4	63.2
Operating expenses:
Selling, general and administrative expense	(68.9)	(62.1)	(21.4)	(24.3)
Transaction costs	—	(0.6)	(16.5)	—
Restructuring (expense) credit	—	(0.5)	(0.1)	0.8

Total operating expenses	(68.9)	(63.2)	(38.0)	(23.5)
Operating income	69.4	58.2	2.4	39.7

Other income (expense):
Interest expense	(47.9)	(48.7)	(26.2)	(1.5)
Other (expense) income	(5.7)	(3.2)	0.6	0.1

Income (loss) before income taxes	15.8	6.3	(23.2)	38.3

Income tax (expense) benefit	(14.6)	(6.9)	2.1	(9.8)

Net income (loss)	1.2	(0.6)	(21.1)	28.5

Less: net income attributable to non-controlling interests	(0.4)	(0.3)	(0.1)	(0.2)

Less: Series A preferred stock dividends and accretion	—	(0.2)	(3.3)	—

Net income (loss) attributable to controlling stockholders	$0.8	$(1.1)	$(24.5)	$28.3

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Statements of Comprehensive Income (Loss)

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011
		(As Recast)	(As Recast)
Net income (loss)	$1.2	$(0.6)	$(21.1)	$28.5
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $-0-, $0.6, $(0.6) and $-0-, respectively	4.1	13.3	(28.5)	6.2
Pensions, net of tax of $-0-, $0.3, $0.4 and $-0-, respectively	2.0	(3.5)	—	—
Unrealized (losses) gains on cash flow hedges, net of tax of $-0-, $-0-, $-0- and $0.3, respectively	(0.3)	0.6	(0.2)	(0.4)
Transfer to statement of operations on cash flow hedges, net of tax of $-0-, $-0-, $-0- and $-0-, respectively	—	(0.3)	—	(0.3)

Total	5.8	10.1	(28.7)	5.5

Comprehensive income (loss)	7.0	9.2	(49.8)	34.0

Less: comprehensive (income) loss attributable to non-controlling interests	(0.5)	(0.3)	0.6	(0.3)
Less: Series A preferred stock dividends and accretion	—	(0.2)	(3.3)	—

Comprehensive income (loss) attributable to controlling stockholders	$6.5	$8.7	$(52.5)	$33.7

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Balance Sheets

December 31, 2013 and 2012

(in millions of dollars)	December 31, 2013	December 31, 2012
		(As Recast)

Assets
Current assets:
Cash and cash equivalents	$36.8	$28.0
Accounts receivable, net of reserve for uncollectible accounts of $1.5 million and $1.3 million, respectively	97.0	87.6
Inventory, net	45.0	36.7
Prepaids and other assets	15.2	14.5
Deferred income taxes	4.9	4.3

Total current assets	198.9	171.1

Property and equipment, net of accumulated depreciation of $41.7 million and $23.7 million, respectively	148.7	127.5
Intangible assets, net of accumulated amortization of $39.8 million and $23.4 million, respectively	249.0	261.9
Goodwill	246.7	242.8
Deferred financing costs, net	15.7	19.7
Deferred income taxes	5.1	5.3
Other assets	4.6	4.5

Total assets	$868.7	$832.8

Liabilities and Equity
Current liabilities:
Accounts payable	67.7	$62.1
Income taxes payable	5.8	3.0
Accrued expenses and other liabilities	53.4	49.8
Accrued interest	15.0	15.0
Deferred revenue	12.2	8.4
Current portion of accrued pension and retirement benefit obligations	0.8	0.6
Current portion of long-term debt	5.6	6.3
Deferred income taxes	0.4	0.2

Total current liabilities	160.9	145.4

Accrued interest and dividends	17.9	11.7
Accrued pension and retirement benefit obligations	22.5	23.5
Long-term debt, net	384.7	386.2
Mandatorily redeemable preferred stock	53.0	53.0
Warrants	15.6	9.5
Deferred income taxes	68.9	70.3
Other liabilities	9.7	4.5

Total liabilities	733.2	704.1

Puttable common stock; $0.001 par value: 1,500 shares authorized and outstanding at December 31, 2013 and 2012, respectively	1.5	1.5

Commitments and contingencies

Equity:
Common stock; $0.001 par value: 300,000 shares authorized and 170,000 outstanding at December 31, 2013 and 2012, respectively	0.2	0.2
Additional paid-in capital	167.5	167.5
Accumulated foreign currency translation adjustments, net	(10.5)	(14.5)
Unrealized (losses) gains on cash flow hedges, net	(0.2)	0.1
Cumulative unrealized pension losses, net	(2.3)	(4.3)
Accumulated deficit	(24.8)	(25.6)

Total equity attributable to controlling stockholders	129.9	123.4

Non-controlling interests	4.1	3.8

Total equity	134.0	127.2

Total liabilities and equity	$868.7	$832.8

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Statements of Cash Flows

	Consolidated Successor Company			Combined Predecessor Company
	For the Year ended		For the Period July 20, 2011	For the Period
(in millions of dollars)	December 31, 2013	December 31, 2012	to December 31, 2011	January 1, 2011 to July 19, 2011
		(As Recast)	(As Recast)
Cash flows from operating activities
Net income (loss)	$1.2	$(0.6)	$(21.1)	$28.5
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	34.7	32.6	13.8	8.3
Management fee from Melrose	—	—	—	0.5
Amortization of deferred financing costs	4.6	3.6	7.1	—
Inventory step-up	—	—	6.5	—
Accretion of preferred stock dividends	—	—	0.8	—
Non-cash transaction expenses	—	—	3.5	—
Change in fair value of derivatives	0.1	(0.3)	—	—
Deferred income taxes	(2.2)	(4.6)	(6.2)	(0.6)
Change in fair value of warrants	6.1	3.4	(1.9)	—
Beneficial conversion value of Series A preferred stock	—	0.9	—	—
Accrued dividends on mandatorily redeemable preferred stock	8.0	8.5	16.3	—
Other	1.7	0.6	0.8	0.9
Changes in operating assets and liabilities:
Accounts receivable	(8.7)	(20.0)	4.4	(10.3)
Inventory	(8.0)	(3.4)	(2.3)	(1.1)
Prepaid and other assets	(4.3)	(1.4)	2.3	(1.7)
Accounts payable	5.1	14.0	6.5	3.5
Income taxes payable	4.7	0.4	(2.3)	(0.4)
Accrued expenses	4.3	0.3	(3.9)	1.5
Other	6.0	(1.6)	0.1	1.8

Net cash flows provided by operating activities	53.3	32.4	24.4	30.9

Cash flows from investing activities
Business acquisitions, net of cash acquired	—	—	(585.6)	—
Capital expenditures	(39.7)	(22.0)	(7.3)	(7.0)
Purchase of Slovenia stock	—	—	(0.8)	—
Settlements of derivative contracts	0.1	1.6	0.3	0.6
Repayments of notes receivable issued to affiliates	—	—	—	26.1

Net cash flows (used in) provided by investing activities	(39.6)	(20.4)	(593.4)	19.7
Cash flows from financing activities
Issuance of common stock	—	—	170.0	—
Issuance of preferred stock	—	—	53.0	—
Issuance of long-term debt	—	—	400.0	—
Draws on revolver	9.0	24.5	6.5	—
Repayments on revolver	(9.0)	(24.5)	(6.5)	—
Draws on line of credit	4.9	—	—	—
Repayments on line of credit	(4.9)	—	—	—
Proceeds from ERP loan	5.8	—	—	—
Debt issuance costs	(0.6)	(1.2)	(28.9)	—
Distributions to Melrose, net	—	—	—	(26.1)
Dividends paid to Melrose	—	—	—	(12.9)
Contributions from Melrose	—	—	—	4.3
Dividends paid to non-controlling interests	(0.2)	(0.3)	—	(0.2)
Repayments on long-term debt	(8.1)	(5.0)	(2.5)	(0.4)
Dividends paid to holders of mandatorily redeemable preferred stock	(1.8)	— `	—	—
Repayments of notes payable from affiliates	—	—	—	(27.6)

Net cash flows (used in) provided by financing activities	(4.9)	(6.5)	591.6	(62.9)

Effect of exchange rate changes on cash and cash equivalents	—	1.4	(1.5)	1.2

Net change in cash and cash equivalents	8.8	6.9	21.1	(11.1)

Cash and cash equivalents
Beginning of year/period	28.0	21.1	—	27.8

End of year/period	$36.8	$28.0	$21.1	$16.7

Supplemental investing and financing activities:
Capital expenditures which were accrued but not paid	$2.3	$2.7	$1.9	$0.2
Capital expenditures previously accrued which were paid	$2.7	$1.9	$0.2	$2.1

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Successor Company Consolidated Statements of Stockholders’ Equity

for the Period July 20, 2011 to December 31, 2011 and the Years ended December 31, 2012 and 2013

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
(in millions of dollars, except share data)	Number of Shares	Value

Beginning Balance at July 20, 2011	—	$—	$—	$—	$—	$—	$—
Net (loss) income	—	—	—	(21.2)	—	0.1	(21.1)
Other comprehensive loss, net	—	—	—	—	(28.8)	(0.7)	(29.5)
Issuance of common stock	170,000	0.2	165.8	—	—	—	166.0
Fair value of non-controlling interest	—	—	—	—	—	5.6	5.6
Purchase of non-controlling interest in Slovenia	—	—	—	—	—	(1.2)	(1.2)
Series A preferred stock dividends	—	—	—	(1.6)	—	—	(1.6)
Accretion of Series A preferred stock to redemption value	—	—	—	(1.7)	—	—	(1.7)
Beneficial conversion value for Series A preferred stock	—	—	0.8	—	—	—	0.8

Balance at December 31, 2011 (As Recast)	170,000	0.2	166.6	(24.5)	(28.8)	3.8	117.3

Net (loss) income	—	$—	$—	$(0.9)	$—	$0.3	$(0.6)
Other comprehensive income, net	—	—	—	—	10.1	—	10.1
Beneficial conversion value for Series A preferred stock	—	—	0.9	—	—	—	0.9
Series A preferred stock dividends	—	—	—	(0.2)	—	—	(0.2)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.3)	(0.3)

Balance at December 31, 2012 (As Recast)	170,000	0.2	167.5	(25.6)	(18.7)	3.8	127.2

Net income	—	$—	$—	$0.8	$—	$0.4	$1.2
Other comprehensive income, net	—	—	—	—	5.7	0.1	5.8
Dividends paid to non-controlling interests	—	—	—	—	—	(0.2)	(0.2)

Balance at December 31, 2013	170,000	$0.2	$167.5	$(24.8)	$(13.0)	$4.1	$134.0

The accompanying notes are an integral part of these financial statements.

DYNACAST INTERNATIONAL INC.

Predecessor Company Combined Statement of Equity

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

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

1.	Organization of Business and Basis of Presentation

Organization and Description of the Business

Dynacast International Inc. (hereinafter collectively with all its subsidiaries, the “Successor Company” or “Dynacast”) was incorporated in the State of Delaware on May 11, 2011; however, there were no material results prior to July 19, 2011 as operations commenced upon completion of the acquisition discussed below. Dynacast was formed to acquire the Dynacast businesses (the “Predecessor Company” or “Group”) by a consortium of private equity investors, led by Kenner and Company (“Kenner”).

Dynacast is a global provider of small-sized precision die-cast parts in zinc, aluminum, and magnesium alloys. Dynacast is headquartered in Charlotte, North Carolina and currently operates 22 facilities in 16 countries globally and is organized into the following reportable segments (Note 18):

•	Asia Pacific;

•	Europe; and

•	North America.

Prior to July 19, 2011 the Group was held by three wholly-owned Melrose plc (“Melrose”) subsidiaries: Dynacast Investments Ltd; Melrose Overseas Holdings Ltd; and Dynacast Holdings Ltd. (collectively, the “Melrose Group”), all of whom were incorporated in the United Kingdom (“UK”). On July 19, 2011 (the “Acquisition Date”), Dynacast, through its wholly-owned subsidiaries, acquired the Group in a stock acquisition (Note 3).

Basis of Presentation

The Group’s business prior to the Acquisition Date described above and in Note 3, is considered a predecessor company to Dynacast. The combined statements of operations, comprehensive income, cash flows and equity for the period January 1, 2011 to July 19, 2011 include the results of operations and cash flows of the Group reflecting the historical carrying values of the Group’s business on a predecessor basis.

Combined financial statements for the period January 1, 2011 through July 19, 2011 (the “Predecessor 2011 Period”) is for the period immediately prior to the close of the sale as described in Note 3.

Consolidated financial statements as of December 31, 2013 and 2012 and for the period July 20, 2011 through December 31, 2011 (the “Successor 2011 Period”) include the financial position, results of operations, comprehensive income (loss), cash flows and stockholders’ equity for Dynacast on a successor basis, reflecting the impact of the purchase price allocation (Note 3).

The Predecessor Company’s combined financial statements may not be indicative of Dynacast’s future performance and do not necessarily reflect what Dynacast’s combined results of operations, financial position and cash flows would have been had Dynacast operated as an independent, stand-alone company during the period presented. In addition, the Predecessor Company and Successor Company financial statements are not comparable due to the fair value allocations associated with the acquisition (Note 3). The nature and diversity of Melrose’s businesses made it difficult to identify corporate costs specific to each of its businesses and therefore, in accordance with Staff Accounting Bulletin (“SAB”) Topic 1, Financial Statements, Dynacast’s management allocated certain Melrose corporate expenses incurred by Melrose but not charged directly to the Group. These services included legal, insurance, and tax services as well as treasury support, which entailed the management of currency and interest rate risk and access to short and long-term debt. Dynacast’s management allocated corporate costs in equal proportions across each of the Group’s business for the Predecessor Company period shown. In the opinion of Dynacast’s management, the allocations of Melrose expenses are reasonable.

Melrose did not specifically allocate expenses incurred at Melrose related to the sale of the Group as these costs were not considered direct costs of the Group.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

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

Foreign Currency

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income (loss) (“AOCI”). Income and expenses are translated at the average monthly rates of exchange in effect during the year/period. Gains and losses from foreign currency transactions of these subsidiaries are included in selling, general and administrative expense or cost of goods sold. Gains and losses from foreign currency related to inter-company non-permanently invested loans and interest on inter-company loans are included in other (expense)/income.

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

Inventory

Inventories are stated at the lower of cost or market (“LCM”). Beginning July 20, 2011 cost was determined using the last-in-first-out (“LIFO”) method for all inventories held in the U.S.; whereas for inventories not held in the U.S. cost was principally determined by the weighted average cost method.

Effective in the third quarter of 2013, Dynacast changed its method of accounting for the cost of domestic inventories from the LIFO method to the weighted average cost method.

In accordance with the prescribed guidance for accounting changes, all Successor Company prior periods presented have been retrospectively adjusted to apply the new method of accounting (Note 4).

Dynacast performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventory to net realizable value.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives (“EUL”) of the related assets using the straight-line method. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term or the asset’s EUL (Note 5).

Dynacast reviews the carrying value of property or equipment for impairment whenever events and circumstances indicate that the carrying value of property and equipment may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the property and equipment. The factors considered by Dynacast management in performing this assessment include current and projected operating results, trends and prospects, the manner in which the property and equipment is used, and the effects of obsolescence, demand and competition, as well as other economic factors.

Intangible Assets

Intangible assets include customer relationships, technology, trade-names and computer software. Indefinite-lived intangible assets (e.g. trade-names) are not subject to amortization and are assessed at least annually for impairment in the fourth quarter in conjunction with Dynacast’s goodwill impairment testing or more frequently if certain events or circumstances warrant. Assumptions critical to the evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in the valuation of trade-names, projected average revenue growth and projected long-term growth rates in the determination of terminal values. An impairment loss is recognized if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

Customer relationships are amortized on an accelerated basis consistent with the valuation methodology used to establish the original fair value of the recorded customer relationships. Technology and computer software intangible assets are amortized on a straight-line basis over their EUL (Note 6).

Dynacast reviews the carrying value of intangible assets subject to amortization for impairment whenever events and circumstances indicate that the carrying value of the intangible asset subject to amortization may not be recoverable from the estimated cash flows expected to result from its use and eventual disposition. In cases where the undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the intangible asset subject to amortization. The factors considered by Dynacast management in performing this assessment include current and projected operating results, trends and prospects, the manner in which the intangible asset is used, and the effects of obsolescence, demand and competition, as well as other economic factors.

Derivatives

Derivative instruments are recorded at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated foreign currency translation adjustments, a component of AOCI. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of AOCI and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. Certain derivatives that require physical delivery may qualify for, and be designated as normal purchases/sales. Such contracts are accounted for on an accrual basis.

Dynacast uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency (Note 7). As a matter of policy, Dynacast does not use derivatives for trading or speculative purposes.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Goodwill

Dynacast evaluates goodwill for impairment annually in the fourth quarter at the reporting unit level which is the operating segment or one level below the operating segment level. Dynacast also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Dynacast’s goodwill impairment test involves a two-step process. In fiscal year 2013, management identified 10 reporting units that were evaluated using the qualitative method (“Step 0 Method”) and four reporting units that were evaluated using the quantitative method (“Step 1 Method”). In accordance with current guidance, an entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on the Step 0 Method, that it is more likely than not that a reporting unit’s fair value is less that its carrying amount. In utilizing the Step 0 Method management considered the following factors as prescribed by current accounting guidance:

•	Macroeconomic conditions;

•	Industry and market considerations;

•	Cost factors;

•	Overall financial performance;

•	Other relevant entity specific events; and

•	Events affecting the reporting unit.

If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. Dynacast assesses the fair value of each reporting unit for its goodwill impairment test utilizing the Step 1 Method based on a discounted cash flow model and a market approach. Assumptions critical to Dynacast’s fair value estimates under the discounted cash flow model include the discount rate, average revenue and operating income growth, and projected long-term growth rates in the determination of terminal values.

Dynacast measures the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

Deferred Financing Costs

Deferred financing costs, which consist of the costs incurred to obtain financing, are deferred and amortized into interest expense in the accompanying statements of operations using the effective interest method over the term of the related financing.

Income Taxes

Dynacast accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. Dynacast regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely than not criteria. No provision is made for the U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries that are considered to be permanently invested (Note 14).

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

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Revenue Recognition

Dynacast recognizes revenue from the sale of its products at the time the goods are delivered, title passes, and, as appropriate, when customer acceptance has occurred. Delivery is determined by Dynacast’s shipping terms, which are primarily free on board (“FOB”) shipping point. Shipping costs are included in the cost of sales. Revenue is recorded at the net amount to be received after deductions for estimated discounts. These deductions are determined and adjusted as needed based upon historical experience, contract terms and other related factors.

Some of Dynacast’s contractual arrangements with customers involve multiple deliverables, such as die-cast parts and replacement tools among others. Dynacast recognizes revenue on the delivered elements only after the determination has been made that the delivered elements have stand-alone value and there is objective and reliable evidence of the selling price of the undelivered elements. If the multiple deliverables within the arrangement each have stand-alone value to the customer, then a separate unit of accounting is assigned to each separate deliverable. Deferred revenue is recorded to reflect the estimated portion of revenue for die-cast parts that relate to replacement tools that are not billed separately. If the multiple deliverables are not considered to each have stand-alone value to the customer because the separate deliverables can only be used together, then the deliverables are considered bundled and only one unit of accounting is assigned to the entire arrangement.

An accounting standard effective as of January 1, 2011 related to the accounting for revenue arrangements with multiple deliverables requires the allocation of the contractual arrangement’s value based on the relative selling price of the separately identified units of accounting within the arrangement. The standard requires a hierarchy of evidence to be followed when determining the best evidence of the selling price of an item. The best evidence of selling price for a unit of accounting is vendor-specific objective evidence (“VSOE”), or the price charged when a deliverable is sold routinely on a stand-alone basis. When VSOE is not available to determine selling price, relevant third-party evidence (“TPE”) of selling price should be used, such as prices competitors charge for inter-changeable services to similar clients. When neither VSOE nor TPE of selling price for similar deliverables exists, Dynacast will then use its best estimate of selling price (“BESP”), considering all relevant information that is available.

Dynacast generally is not able to establish VSOE or TPE for its products, as its deliverables are highly customized and competitor pricing is not available. BESP for deliverables is generally established based on labor costs, risks, and expected profit margins developed from the competitive bidding process of the customer contracts.

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

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Reclassification

Certain prior period amounts have been reclassified to conform to current classifications. The change in the fair value of warrants was reclassified to other (expense) income from interest expense on the consolidated statements of operations. In addition, accrued dividends on mandatorily redeemable preferred stock has been reclassified to adjustments to reconcile net income (loss) to net cash flows provided by operating activities on the Successor Company statements of cash flows.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of ASUs to the FASB’s ASC. Dynacast considers the applicability and impact of all ASUs.

In December 2011, the FASB issued guidance on disclosure requirements related to offsetting arrangements. The guidance provides for additional financial statement disclosure regarding offsetting and related arrangements to enable financial users to understand the effect of those arrangements on an entity’s financial position. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. This change did not have a significant impact on our results of operations or financial condition.

In July 2012, the FASB amended the guidance related to the testing of indefinite-lived intangible assets for impairment. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance was effective for Dynacast in fiscal 2013. Dynacast utilized the qualitative assessment during its annual trade name impairment testing in 2013.

In February 2013, the FASB issued an ASU to the guidance on the presentation of comprehensive income which adds new disclosure requirements for items reclassified out of AOCI. This guidance is intended to improve the transparency of changes in Other Comprehensive Income (“OCI”) and items reclassified out of AOCI. It does not amend any existing requirements for reporting net income or OCI. The guidance is effective for fiscal years and interim periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013. The implementation of this guidance does not have a significant impact on the Company’s financial position or results of operations and enhanced disclosures were not necessary for the years ended December 31, 2013 and 2012, the Successor 2011 Period and Predecessor 2011 Period as the transfers out of AOCI were not material.

In March 2013, FASB issued an ASU that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. The updated accounting standard becomes effective in the first annual period beginning on or after December 15, 2014 on a prospective basis. Dynacast is currently evaluating the impact of adopting the updated standard, but it does not expect the adoption to have a material impact on Dynacast’s consolidated financial statements.

In July 2013, the FASB issued an ASU which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carry-forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry-forward under the tax law. The updated accounting standard becomes effective for fiscal years and interim periods within those years beginning on or after December 15, 2013 on a prospective basis. Early adoption is permitted. Dynacast is currently evaluating the impact of adopting the updated standard, but it does not expect the adoption to have a material impact on Dynacast’s consolidated financial statements.

In September 2013, the Internal Revenue Service released final tangible property regulations under the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property. These regulations will be effective for Dynacast’s fiscal year ending December 31, 2015. Taxpayers may elect to apply them to tax years beginning on or after January 1, 2012. Dynacast is evaluating the impact that these regulations will have on Dynacast’s consolidated financial statements.

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

Dynacast has accounted for the Acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (Note 6) acquired and liabilities assumed based on their fair values as of the Acquisition Date. The Acquisition resulted in the recognition of approximately $251.0 million of goodwill (Note 8) attributable to the anticipated profitability of Dynacast which is not deductible for tax purposes.

Dynacast Slovenia

On December 5, 2011, Dynacast Holdings Ltd, a wholly-owned indirect subsidiary of Dynacast, purchased the remaining 30 percent interest in Dyancast Loz Doo (“Slovenia”) for approximately $0.7 million.

4.	Inventory

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values.

Inventory was comprised of the following components as of:

(in millions of dollars)	December 31, 2013	December 31, 2012
		(As Recast)
Raw materials	$8.7	$7.7
Work-in-progress	15.5	12.6
Finished goods	20.8	16.4

Total	$45.0	$36.7

Effective in the third quarter of 2013, Dynacast changed its method of accounting for domestic inventories from the LIFO method to the weighted average cost method. Management believes the weighted average cost method is preferable in that it:

•	conforms all of Dynacast’s inventories to principally a single costing method across Dynacast’s operating and reporting segments for both financial reporting and income tax purposes;

•	provides a more meaningful presentation of financial position and better reflects the current value of inventories on Dynacast’s consolidated balance sheet;

•	simplifies the valuation of inventories and cost of goods sold and reduces the risk of inaccuracy associated with the manual LIFO calculations at year-end; and

•	conforms to the methodology widely utilized and recognized in the industry, thus allowing for better comparisons among Dynacast’s competitors.

In accordance with the prescribed guidance for accounting changes, all Successor Company prior periods presented have been retrospectively adjusted to apply the new method of accounting.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Our consolidated statement of financial position as of December 31, 2012 was adjusted as follows:

	December 31, 2012
(in millions of dollars)	As Originally Reported	As Adjusted

Inventory	$37.6	$36.7
Accumulated deficit	$(24.7)	$(25.6)

Our consolidated statement of operations for the Successor 2011 Period was adjusted as follows:

	For the Period July 20, 2011 to December 31, 2011
(in millions of dollars)	As Originally Reported	As Adjusted

Cost of goods sold	$(170.5)	$(171.4)
Operating income	$3.3	$2.4
Net loss	$(20.2)	$(21.1)

Our consolidated statement of cash flows for the Successor 2011 Period was adjusted as follows:

	For the Period July 20, 2011 to December 31, 2011
(in millions of dollars)	As Originally Reported	As Adjusted

Net loss	$(20.2)	$(21.1)
Inventory	$(3.2)	$(2.3)

The change in inventory accounting from LIFO to the weighted average cost method resulted in a increase of $0.9 million in Dynacast’s accumulated deficit at December 31, 2011 and had no effect on income tax expense for the years ended December 31, 2013 and 2012 and the Successor 2011 Period due to the Dynacast’s net operating loss carry-forward and related valuation allowances.

No presentation of the impact of the change for the interim quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 was deemed necessary as the adjustment related to the accounting change was approximately $0.8 million at March 31, 2013, $0.1 million at June 30, 2013 and $-0- at September 30, 2013. There was no impact to the Successor Company’s results of operations and cash flows for year ended December 31, 2013 and 2012.

5.	Property and Equipment

Property and equipment was comprised of the following components as of:

(in millions of dollars)	December 31, 2013	December 31, 2012

Land, buildings and improvements	$20.5	$19.6
Machinery and equipment	160.2	126.2
Construction in-progress	9.7	5.4

	190.4	151.2
Less: accumulated depreciation	(41.7)	(23.7)

	$148.7	$127.5

The EUL for property and equipment are as follows:

Land improvements, building and building improvements	5 to 33 years
Machinery and equipment	3 to 12 years

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Depreciation expense which is recorded in cost of goods sold and selling, general and administrative expense was as follows for the periods shown:

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011
Depreciation expense	$18.7	$16.6	$6.5	$5.9

6.	Intangible Assets and Liabilities

Dynacast’s intangible assets primarily relate to customer relationships, technology and indefinite-lived trade names within each of Dynacast’s segments.

• Customer Relationships

–   Dynacast’s customers operate in the automotive safety and electronics, consumer electronics, telecommunications, healthcare, hardware, and computer and peripherals end markets among others. Dynacast’s customers range from large multi-national companies to small businesses. At the Acquisition Date the estimated remaining useful lives for customers was based on past customer retention experience, generally 15 to 20 years. Amortization of customer relationships is on an accelerated basis consistent with the valuation methodology used to value the customer relationships on the Acquisition Date;

• Technology

–   Dynacast’s proprietary multi-slide technology is largely not patented (with the exception being the Techmire technology which Dynacast acquired in 2007). Dynacast’s technology/machinery is internally designed and built. Furthermore, Dynacast’s technology is not in the public domain as Dynacast does not sell its technology to third parties, thus it would be extremely difficult to replicate Dynacast’s technology which has been developed over several decades. At the Acquisition Date the estimated remaining useful lives for technology was 15 years; and

• Trade Names

–   Dynacast’s products are marketed under many trade names including Dynacast itself, Techmire and FisherCast. Given the strength of the various trade names, their long history and Dynacast management’s intention to continue to use the trade names for the foreseeable future, an indefinite life was assigned to these trade names.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Intangible assets and related accumulated amortization included the following activity during the year ended December 31, 2013:

(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total

Gross carrying amount at January 1, 2013	$176.7	$53.9	$53.9	$0.8	$285.3
Additions during the year	0.2	—	—	0.7	0.9
Foreign currency translation	1.2	0.7	0.7	—	2.6

Balance at December 31, 2013	178.1	54.6	54.6	1.5	288.8

Gross accumulated amortization at January 1, 2013	(17.9)	(5.2)	—	(0.3)	(23.4)
Amortization expense	(12.2)	(3.6)	—	(0.2)	(16.0)
Foreign currency translation	(0.3)	(0.1)	—	—	(0.4)

Balance at December 31, 2013	(30.4)	(8.9)	—	(0.5)	(39.8)

Net book value at December 31, 2013	$147.7	$45.7	$54.6	$1.0	$249.0

Intangible assets and related accumulated amortization included the following activity during the year ended December 31, 2012:

(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total

Gross carrying amount at January 1, 2012	$172.2	$52.4	$52.4	$0.6	$277.6
Additions during the year	—	—	—	0.2	0.2
Foreign currency translation	4.5	1.5	1.5	—	7.5

Balance at December 31, 2012	176.7	53.9	53.9	0.8	285.3

Gross accumulated amortization at January 1, 2012	(5.2)	(1.6)	—	(0.1)	(6.9)
Amortization expense	(12.4)	(3.5)	—	(0.2)	(16.1)
Foreign currency translation	(0.3)	(0.1)	—	—	(0.4)

Balance at December 31, 2012	(17.9)	(5.2)	—	(0.3)	(23.4)

Net book value at December 31, 2012	$158.8	$48.7	$53.9	$0.5	$261.9

Amortization expense which is recorded in cost of goods sold and selling, general and administrative expense for intangible assets subject to amortization was $6.9 million for the Successor 2011 Period and $2.4 million for the Predecessor 2011 Period.

The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows:

(in millions of dollars)

2014	$15.9
2015	15.7
2016	15.4
2017	14.8
2018	14.6
Thereafter	118.0

$194.4

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

7.	Derivatives

The use of derivative financial instruments exposes Dynacast to market risk related to foreign currency exchange rates. Dynacast uses forward contract derivative instruments to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The term of foreign exchange contracts as of December 31, 2013 ranged from less than one month to 37 months.

Dynacast uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities.

Dynacast reports its derivative positions on the consolidated balance sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. Dynacast monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.

The following table sets forth the fair value of Dynacast’s derivative contracts recorded on the consolidated balance sheets as of:

(in millions of dollars)	Balance Sheet Location	December 31, 2013	December 31, 2012

Foreign exchange forward contracts	Prepaids and other assets	$—	$0.3

Total		$—	$0.3

(in millions of dollars)	Balance Sheet Location	December 31, 2013	December 31, 2012

Foreign exchange forward contracts	Accrued expenses and other liabilities	$3.7	$1.4

Total		$3.7	$1.4

(in millions of dollars)	Balance Sheet Location	December 31, 2013
Foreign exchange forward contracts (losses) gains	Accumulated foreign currency translation adjustments, net	$(1.5)
Foreign exchange forward contracts (losses) gains	Unrealized (losses) gains on cash flow hedges, net	(0.2)

Total		$(1.7)

As of December 31, 2013 and 2012 Dynacast had an aggregate outstanding notional amount of approximately $65.6 and $73.3 million in foreign exchange contracts, respectively.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

The following tables sets forth the impact that changes in fair values of derivative contracts, designated as net investment and cash flow hedges, had on other comprehensive income and results for the periods presented below:

		Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	Statements of Operations Location	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Foreign exchange forward contracts gains (losses)	Selling, General and Administrative	$0.1	$(0.3)	$—	$—
Foreign exchange forward contracts gains	Cost of Goods Sold	—	—	—	0.3

Total		$0.1	$(0.3)	$—	$0.3

		Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	Statements of Comprehensive Income (Loss) Location	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Foreign exchange forward contracts (losses) gains	Foreign currency translation, net of tax	$(2.0)	$0.5	$1.6	$—
Foreign exchange forward contracts (losses) gains	Unrealized gain on cash flow hedges, net of tax	(0.3)	0.1	(0.2)	0.3

Total		$(2.3)	$0.6	$1.4	$0.3

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

8.	Goodwill

Goodwill, by reportable segment, included the following activity for the periods shown:

	Consolidated Successor Company
(in millions of dollars)	Asia Pacific	Europe	North America	Total

Balance at January 1, 2012	$73.9	$116.7	$47.8	$238.4
Acquisition adjustments during the period related to a prior period acquisition	(1.1)	1.6	(1.2)	(0.7)
Foreign currency translation	2.0	2.8	0.3	5.1

Balance at December 31, 2012	$74.8	$121.1	$46.9	$242.8

Foreign currency translation	$(0.6)	$5.3	$(0.8)	$3.9

Balance at December 31, 2013	$74.2	$126.4	$46.1	$246.7

9.	Debt

Long-term debt was comprised of the following components:

(in millions of dollars)	As of December 31, 2013			For the Year Ended December 31, 2013
	Commitment Amount	Due Date	Balance Outstanding	Interest Expense (12)	Commitment Fees	Letter of Credit Fees

2019 Notes (1) (2)	$350.0	July 15, 2019	$350.0	$32.4	n/a	n/a
ERP Loan (13)	5.9	December 31, 2018	5.9	$—	$—	n/a
Credit Facility (3) (10)
Term Loan (3) (4) (5) (6) (10) (11)	50.0	July 19, 2016	34.4	2.3	—	n/a
Revolver (3) (4) (5) (6) (7) (8) (9) (10) (11)	50.0	July 19, 2016	—	0.1	0.3	n/a
Letter of Credit Facility (8) (9) (11)
Chartis Casualty Company	2.8	July 19, 2014	—	n/a	n/a	$0.1
Zurich American Insurance Company	0.1	July 19, 2014	—	n/a	n/a	—
Line of Credit	1.6	January 3, 2015	—
			$390.3

Less: current portion			(5.6)

Total			$384.7

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	As of December 31, 2012			For the Year Ended December 31, 2012
	Commitment Amount	Due Date	Balance Outstanding	Interest Expense (12)	Commitment Fees	Letter of Credit Fees

2019 Notes (1) (2)	$350.0	July 15, 2019	$350.0	$32.4	n/a	n/a
Credit Facility (3) (10)			—
Term Loan (3) (4) (5) (6) (10) (11)	50.0	July 19, 2016	42.5	2.8	$—	n/a
Revolver (3) (4) (5) (6) (7) (8) (9) (10) (11)	50.0	July 19, 2016	—	0.3	0.3	n/a
Letter of Credit Facility (8) (9) (11)
Chartis Casualty Company	1.8	July 19, 2013	—	n/a	n/a	$0.1
Zurich American Insurance Company	0.1	July 19, 2013	—	n/a	n/a	—

			$392.5
Less: current portion			(6.3)

Total			$386.2

(1)

The 2019 Notes were co-issued by Dynacast International LLC (“Dynacast International”) and Dynacast Finance Inc. (“Dynacast Finance” and collectively the “Issuers”), each a wholly-owned subsidiary of Dynacast. The 2019 Notes are guaranteed on a senior secured basis by Dynacast and all of Dynacast’s direct and indirect domestic subsidiaries that guarantee the obligations of Dynacast International under the Credit Facility (Note 19). The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether now owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances.

(2)	Interest on the 2019 Notes is fixed at 9.25% with interest payments due semi-annually on January 15th and July 15th. Interest accrued from July 19, 2011. Principal payment is due on July 15, 2019.
(3)

Dynacast has a Credit Facility which is comprised of a senior secured first-lien revolving credit facility (the “Revolver”) for $50.0 million which is available for working capital purposes, including the provision of letters of credit and a $50.0 million senior secured first-lien term loan (the “Term Loan”). Outstanding balances under the Term Loan and the Revolver bear interest at a rate equal to, at Dynacast’s option, either (i) the alternative base rate (“ABR”) plus the applicable margin (4) for ABR loans; or (ii) Adjusted London Interbank Offered Rate (“LIBOR”) plus applicable margin(5) for Eurodollar loans. Principal payments on the Term Loan are due quarterly. Principal payment on the Revolver is due July 19, 2016.

(4)

The ABR is equal to the greatest of (a) the base rate in effect for such day, (b) federal funds effective rate in effect on such day plus 0.50% or (c) the Adjusted LIBOR for an interest period of one-month beginning on such day plus 100 basis points; provided that the ABR shall be deemed to be not less that 2.50% per annum. The ABR for the year ended December 31, 2013 and 2012 was 3.25% and 3.25%, respectively.

(5)

Adjusted LIBOR with respect to any borrowing comprised of Eurodollar loans (“Eurodollar Borrowing”) for any interest period is (a) an interest rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) determined by JPMorgan Chase Bank as “Administrative Agent” to be equal to the LIBOR for such Eurodollar Borrowing in effect for such interest period divided by (b) 1 minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the Adjusted LIBOR shall be deemed to be not less than 1.50% per annum. The Adjusted LIBOR was 1.5% at December 31, 2013 and 2012.

(6)

The applicable margin, effective August 23, 2013, with respect to any outstanding balances under the Term Loan or Revolver is 3.25% and 4.25% based on our improved maximum total leverage ratio for ABR and Eurodollar Borrowings, respectively, subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the administrative agent of the quarterly or annual financial statements. The applicable margin at December 31, 2012 with respect to any outstanding balances under the Term Loan or Revolver was 3.50% and 4.50% for ABR and Eurodollar Borrowings, respectively.

(7)

The commitment fee for the Revolver is 0.50% based on our improved maximum total leverage ratio, effective August 23, 2013, on the average daily unused amount of the Revolver commitment subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the administrative agent of the quarterly or annual financial statements. The commitment fee at December 31, 2012 for the Revolver was 0.75% on the average daily unused amount of revolving commitment.

(8)

The letter of credit participation fee to any Revolver lender with respect to its participation in the Credit Facility is a rate equal to the applicable margin used to determine the interest rate on Eurodollar Borrowings on the average daily amount of such lender’s letter of credit exposure, which is defined as the aggregate undrawn amount of all outstanding letters of credit plus aggregate principal amount of all reimbursement obligations outstanding.

(9)	The fronting fee to any issuing bank in its capacity as an issuer of letters of credit is 0.25% on the average daily amount of letter of credit exposure.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

(10)

With respect to any ABR Term or Revolver loan, interest is payable on the last business day of March, June, September and December of each year. With respect to any Eurodollar Borrowing Term or Revolver loan, interest is payable on the last day of the interest period as defined in the Credit Facility. For Eurodollar Borrowings with interest periods greater than three months, interest is payable in intervals of every three months.

(11)	Accrued fees are payable in arrears on the last business day of March, June, September and December of each year.
(12)	Excludes amortization of debt issuance costs.
(13)

The ERP Fonds Austria Wirtschaftsservice loan (the “ERP Loan”) was received in connection with the investment in a new aluminum die-casting facility in Austria. Interest is fixed at 0.50% from January 1, 2012 to June 30, 2015 and at 1.5% from July 1, 2015 to December 31, 2018 with interest payments due quarterly. Interest accrued from June 18, 2013 when the ERP Loan was drawn. Principal payments are due semi-annually beginning June 30, 2015. A guarantee fee of 0.30% is charged quarterly in advance on the outstanding ERP Loan balance.

The letter of credit commitment under the Revolver is $10.0 million; however, at no time can Dynacast’s Revolver exposure, which is defined as the aggregate principal amount of all outstanding Revolver loans plus the aggregate amount of Dynacast’s letter of credit exposure, which is defined as the sum of (a) the aggregate undrawn amount of all outstanding letters of credit plus (b) the aggregate principal amount of all letter of credit reimbursement obligations, exceed the total Revolver commitment of $50.0 million. As of December 31, 2013, Dynacast had approximately $7.1 million available under the letter of credit commitments (Note 17). In addition to the letter of credit commitment under the Credit Facility, Dynacast has a line of credit in China for approximately $1.6 million under which no amounts are outstanding at December 31, 2013.

Future minimum principal payments as of December 31, 2013 are as follows:

(in millions of dollars)

2014	$5.6
2015	17.7
2016	14.0
2017	1.5
2018	1.5
Thereafter	350.0

$390.3

The weighted average interest rate for the Term Loan and Revolver was 5.9% and 6.0% for the years ended December 31, 2013 and 2012, respectively.

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

With certain exceptions, Dynacast is required to make mandatory prepayments in certain circumstances, including (i) a specified percentage of excess cash flow depending on its excess cash flow calculation, (ii) from the net cash proceeds from certain asset sales (subject to reinvestment rights), (iii) from casualty insurance proceeds, and (iv) upon the issuance of debt. There were no mandatory prepayments made during the year ended December 31, 2013 or due at December 31, 2013.

Dynacast is also subject to a maximum total leverage ratio and minimum interest coverage ratio under the Credit Facility. As of December 31, 2013 and 2012, Dynacast was in compliance with both the total leverage ratio and the minimum interest coverage ratio. There are no financial covenants associated with the 2019 Notes or the ERP Loan.

To the extent that the 2019 Notes were not issued on or prior to the Acquisition Date, Dynacast had arranged for a separate senior secured second lien bridge facility (the “Second Lien Bridge Facility”), which was to provide second lien bridge loans in the aggregate amount of up to $350.0 million minus the aggregate principal amount of the 2019 Notes issued on or prior to the Acquisition Date. Dynacast subsequently issued $350.0 million in 2019 Notes on the Acquisition Date and, accordingly, Dynacast wrote-off approximately $5.6 million in deferred financing costs related to the Second Lien Bridge Facility, which is included in interest expense in the accompanying consolidated statement of operations for the Successor 2011 Period.

Cash paid for interest during the years ended December 31, 2013 and 2012 was $35.3 and $35.6 million, respectively.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

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

Restructuring (expense) credit was comprised of the following components during the periods shown:

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Employee related	$—	$(0.5)	$—	$—
Facility exit and other costs	—	—	(0.1)	0.8

Total	$—	$(0.5)	$(0.1)	$0.8

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

Subsequent to vacating the Montreal facility Dynacast management negotiated a lease termination settlement during the Predecessor 2011 Period which resulted in a reduction to the reserve of approximately $1.3 million which is recorded in restructuring (expense) credit in the accompanying Predecessor Company combined statement of operations.

As of December 31, 2013 and 2012 there are no remaining accruals related to the France Restructuring and the Montreal Closure.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

11.	Employee Benefit and Retirement Plans

Defined Contribution Savings Plans

Substantially all employees in the U.S. are covered by a defined contribution plan, pursuant to which Dynacast matches a percentage of employee contributions up to a maximum level. This tax qualified plan is maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Matching contributions to the U.S. plan were $0.4 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively, $0.2 million for the Successor 2011 Period and $0.2 million for the Predecessor 2011 Period.

Defined Benefit Plans

Dynacast sponsors defined benefit plans covering certain domestic and international employees. Plan benefits are generally based on years of service and/or compensation. Dynacast’s funding policy is to contribute not less than the minimum amounts required by ERISA, the Internal Revenue Code of 1986, as amended, or foreign statutes to assure that plan assets will be adequate to provide retirement benefits plus any additional amounts that Dynacast may determine to be appropriate considering the funding status of the plans, tax deductibility, cash flow generated by Dynacast and other factors. As of December 31, 2013 all the plans had accumulated benefit obligations that exceeded the fair value of the plans’ assets.

Dynacast continually reassesses the amount and timing of any discretionary contributions. While Dynacast did not make any discretionary contributions to the defined benefit plans during the years ended December 31, 2013 and 2012, Dynacast made discretionary contributions of $0.4 million during the Successor 2011 Period. The Group made voluntary contributions of $0.8 million during the Predecessor 2011 Period.

Included in accumulated other comprehensive income at December 31, 2013 is $3.0 million ($2.3 million net of tax) related to net unrecognized actuarial losses. Dynacast will recognize $(0.1) million ($0.1 million net of tax) of costs in 2014 associated with these net actuarial losses.

The following tables provides a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets for the periods presented:

(in millions of dollars)	December 31, 2013	December 31, 2012

Change in Projected Benefit Obligations

Benefit obligation at beginning of period	$35.9	$30.9
Service cost	1.0	0.7
Interest cost	1.2	1.4
Actuarial (gain) loss	(1.2)	4.4
Benefits paid	(2.0)	(2.0)
Foreign currency translation	1.0	0.5

Benefit obligation at end of period	$35.9	$35.9

Change in Plan Assets
Fair value of assets at beginning of period	11.8	$10.8
Actual return (loss) on plan assets	1.4	1.2
Employer contributions	1.4	1.8
Benefits paid	(2.0)	(2.0)

Fair value of assets at end of period	12.6	11.8

Funded status	$(23.3)	$(24.1)

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Amounts Recognized in the Balance Sheet

(in millions of dollars)	December 31, 2013	December 31, 2012

Accrued pension and retirement benefit obligations	$23.3	$24.1

	$23.3	$24.1

Amounts Recorded in AOCI

(in millions of dollars)	December 31, 2013	December 31, 2012

Net pre-tax actuarial loss	$(3.0)	$(5.0)

	$(3.0)	$(5.0)

Components of Net Periodic Pension Costs

The following table presents the components of net periodic pension cost for the periods presented:

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Service cost-benefits earned during the period	$1.0	$0.7	$0.3	$0.2
Interest cost on projected benefit obligation	1.2	1.4	0.7	0.4
Expected return on plan assets	(0.7)	(0.6)	(0.3)	(0.3)
Amortization of prior service cost and acturial loss	0.1	0.1	—	—

Net periodic pension costs	$1.6	$1.6	$0.7	$0.3

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost

The following table presents the weighted average assumptions used to determine net periodic pension costs for the periods presented:

	Consolidated Successor Company			Combined Predecessor Company
	For the Year ended December 31, 2013 (1)	For the Year ended December 31, 2012 (1)	For the Period July 20, 2011 to December 31, 2011 (1)	For the Period January 1, 2011 to July 19, 2011
Discount rate	3.46	4.63	4.94	4.94
Rate of compensation increase	3.00	3.00	3.00	3.00
Expected return on plan assets	6.00	6.00	6.00	6.00

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

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

Weighted-Average Assumptions Used to Determine Benefit Obligations

The following table presents the weighted average assumptions used to determine benefit obligations for the periods presented:

	Consolidated Successor Company			Combined Predecessor Company
	December 31, 2013 (1)	December 31, 2012 (1)	December 31, 2011 (1)	July 19, 2011
Weighted average discount rate	3.92	3.46	4.63	4.94
Rate of compensation increase	3.00	3.01	3.00	3.00

(1)	Assumptions used in the above tables represent the assumptions utilized for all plans for the Successor Company years ended December 31, 2013 and 2012 and the Successor 2011 Period.

Plan Assets

The following table summarizes the fair values and levels within the fair value hierarchy in which the plans assets fair value measurements fall:

	Level One Fair Value
(in millions of dollars)	December 31, 2013	December 31, 2012

Assets
Cash	$0.2	$1.0
Equity	6.9	5.2
Debt	5.5	5.6

	$12.6	$11.8

Investment Strategy

Dynacast seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. Dynacast manages this allocations strategy with the assistance of independent diversified professional investment management organizations. Dynacast’s investment strategy for its U.S. defined benefit plan is to achieve a return sufficient to meet the expected near-term benefits payable under the U.S. plan when considered along with the minimum funding requirements. The 2013 target allocation for the U.S. plan assets was 55% in equity and 44% in debt securities. The actual allocation of the U.S. plan assets is 54% in equity securities, 44% in fixed income securities and 2% to all other types of investments.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Estimated Future Benefits

The following table shows the estimated future benefits payments for all defined plans:

(in millions of dollars)

2014	$2.0
2015	2.6
2016	2.1
2017	2.1
2018	2.3
Next five years	10.9

$22.0

Contributions

Dynacast expects to contribute $1.4 million to the pension plans in 2014. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.

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

The Series A Preferred Stock participates pari passu with the Series B Redeemable Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) as to dividends and liquidation preference, and was generally entitled to receive dividends of up to 14.0% (12.0% if the dividends were paid when declared) of the preferred stock’s liquidation preference per year through April 10, 2013. On April 11, 2013, Dynacast amended its certificate of incorporation to, among other things, reduce the dividend rate payable on the Dynacast Series A Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of the preferred stock’s liquidation preference. Dividends are payable at the option of Dynacast or upon redemption. See Note 16 for further information.

The Series A Preferred Stock was classified as temporary stockholders’ equity at December 31, 2011 (rather than as a liability) as the shares were convertible to common stock for a period of time. Macquarie did not convert the Series A Preferred Stock into common stock within the required time period. Accordingly, as the Series A Preferred Stock is subject to mandatory redemption on July 19, 2021, the Series A Preferred Stock was reclassified from temporary stockholders’ equity to a long-term liability as of January 16, 2012. At that time the Series A Preferred Stock was measured initially at fair value of approximately $25.6 million (Note 15) with a corresponding reduction in paid in capital of $0.9 million, which was subsequently accreted into income as a charge to interest expense during the three months ended March 31, 2012. For the period January 1, 2012 through January 15, 2012, approximately $0.2 million in Series A Preferred Stock dividends payable were recorded as a charge to accumulated deficit and approximately $4.2 million of Series A Preferred Stock dividends for the period January 16, 2012 to December 31, 2012 were included in interest expense. For the year ended December 31, 2013, Dynacast incurred approximately $4.0 million in interest expense and $1.7 million for the Successor 2011 Period related to the Series A Preferred Stock. As of December 31, 2013 and 2012 approximately $9.0 and $5.9 million, respectively, in Series A Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the consolidated balance sheets.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Series B Preferred Stock

On the Acquisition Date, Dynacast issued 26,500 shares of Series B Preferred Stock to Macquarie. The Series B Preferred Stock participates pari passu with the Series A Preferred Stock as to dividends and liquidation preference, and was generally entitled to receive dividends of up to 14.0% (12.0% if the dividends were paid when declared) of the preferred stock’s liquidation preference per year through April 10, 2013. On April 11, 2013 Dynacast amended its certificate of incorporation to, among other things, reduce the dividend rate payable on the Dynacast Series B Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of the preferred stock’s liquidation preference. Dividends are payable at the option of Dynacast or upon redemption. See Note 16 for further information.

For the years ended December 31, 2013 and 2012, Dynacast incurred approximately $4.0 and $4.2 million in interest expense, respectively, and $1.7 million for the Successor 2011 Period related to the Series B Preferred Stock. As of December 31, 2013 and 2012 approximately $9.0 and $5.9 million in Series B Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the consolidated balance sheets, respectively.

The Series B Preferred Stock is required to be redeemed by the Company on July 19, 2021; accordingly, Dynacast classified the Series B Preferred Stock as a liability. In addition, Dynacast also retains a call option to redeem the Series B Preferred Stock at any time after issuance. This call option is exercisable through the mandatory redemption date of the Series B Preferred Stock, without penalty and at a redemption price per share equal to the Series B liquidation preference plus any accrued and unpaid dividends thereon.

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

Macquarie Warrants

In conjunction with the Acquisition, Dynacast granted 3,960 warrants to an affiliate of Macquarie for the purchase of Dynacast common stock at an exercise price of $0.001. The Macquarie warrants expire on the tenth anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement dated July 19, 2011 (the “Security Holders Agreement”). The Macquarie warrants contain a contingent put right which enables the holders of the warrants to require Dynacast to redeem the warrants at $1,000 per warrant share in the event that either the Series A Preferred Stock or Series B Preferred Stock are redeemed. In addition, the Macquarie warrants also contain non-standard ownership dilution protection in the event that additional shares of common stock are issued to shareholders other than Macquarie. These warrants are classified as liabilities measured at fair value in the statement of financial position at December 31, 2013 and 2012, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in the results of operations.

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

Similar to the Macquarie warrants, the Kenner warrants also contain non-standard ownership dilution protection in the event that additional shares of common stock are issued to shareholders other than Kenner. These warrants are classified as liabilities measured at fair value in the statement of financial position at December 31, 2013 and 2012, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in the results of operations.

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

The RSUs shall vest upon the earliest to occur of (i) the consummation of an IPO (as defined in the Management Subscription Agreement) dated July 19, 2011 (the “Management Subscription Agreement”) while the Participant remains employed by Dynacast; (ii) a substantial liquidity event that is also a “change in control event,” as such term is used in Treasury Regulation § 1.409A-3(i)(5)(i) (with Dynacast as the “corporation”), which results in Dynacast’s equity holders receiving net proceeds in an amount equal to the sum of $250.0 million plus the amount of any additional equity investments in Dynacast that occur after the “Effective Date” (as defined in the Participant’s employment agreement) and prior to such change in control event (a “Change in Control”), while the Participant remains employed by Dynacast; or (iii) the Participant’s termination by Dynacast without cause, the Participant’s termination by Dynacast for disability or a Dynacast reason, the Participant’s termination for good reason, or the Participant’s termination by reason of death, in each case as defined in and pursuant to Section 5 of the Participant’s employment agreement (a “Qualifying Termination”).

As a result of the call option that Dynacast has to repurchase any stock obtained through the vesting of the RSUs within six months from the date of vesting, such awards will be classified as liabilities when it is deemed probable that they will vest. Dynacast has determined that it is probable that it will exercise its call option in the event that a Participant no longer provides service to Dynacast. As of December 31, 2013 no liability has been recorded associated with the RSUs as it was not deemed probable that the service and performance conditions required for vesting would be met.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

14.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	Consolidated Successor			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Income taxes
Current
Federal	$1.0	$—	$—	$1.0
State	0.2	0.4	—	0.1
Foreign	15.6	11.1	4.1	9.0

	16.8	11.5	4.1	10.1
Deferred
Federal	0.1	(0.7)	(3.8)	(0.6)
State	—	—	(0.5)	—
Foreign	(2.3)	(3.9)	(1.9)	0.3

	(2.2)	(4.6)	(6.2)	(0.3)

Total income taxes	$14.6	$6.9	$(2.1)	$9.8

The components of income (loss) from operations before income taxes are as follows:

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011
			(As recast)
Pretax income (loss)
United States	$(26.5)	$(20.6)	$(39.6)	$1.1
Foreign	42.3	26.9	16.4	37.2

Total pretax income (loss)	$15.8	6.3	$(23.2)	$38.3

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

A reconciliation of the U.S. federal statutory rate with the effective tax rate is as follows:

	Consolidated Successor			Combined Predecessor Company
	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011
			(As Recast)
Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State income taxes, net of federal benefits	1.1%	3.4%	2.5%	3.0%
Foreign earnings taxed at different rates	(27.5)%	(43.3)%	8.7%	(11.2)%
U.S. tax on remitted and unremitted earnings	25.0%	20.4%	(7.8)%	0.0%
Non-taxable foreign earnings	0.0%	0.0%	10.9%	0.0%
Interest income, not taxed	6.7%	16.4%	(1.6)%	0.0%
Enhanced capital allowance	(0.1)%	(17.6)%	0.0%	0.0%
Change in valuation allowance	2.2%	3.4%	(9.8)%	0.0%
Transaction costs	0.0%	0.0%	(22.9)%	0.0%
Preferred stock and warrants	30.2%	67.4%	(0.9)%	0.0%
Changes in income tax contingencies	7.3%	20.3%	(2.6)%	0.0%
Competent authority settlements	4.5%	0.0%	0.0%	0.0%
Tax indemnification amounts	5.0%	0.0%	0.0%	0.0%
Other, net	4.0%	5.1%	(1.4)%	0.0%

	92.4%	109.5%	9.1%	25.8%

Deferred tax assets and liabilities are comprised of the following as of:

(in millions of dollars)	December 31, 2013	December 31, 2012
		(As recast)
Deferred tax assets
Net operating losses and tax credits	$19.3	$21.0
Employee compensation	1.3	1.3
Deferred revenue	2.3	0.7
Pension liabilities	3.0	4.2
Inventory provisions	0.4	1.5
Other	4.0	3.7
Valuation allowance	(6.3)	(7.9)

	$24.0	24.5

Deferred tax liabilities
Tooling specific provision	(0.2)	—
Excess of book value of assets over tax value	(16.7)	(17.3)
Intangible assets	(66.4)	(67.9)
Other	—	(0.2)

	(83.3)	(85.4)

Net deferred tax liability	$(59.3)	$(60.9)

The net change in the valuation allowance was $1.6 million during the year ended December 31, 2013.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

As of December 31, 2013, Dynacast has net operating loss carry-forwards of $46.1 million for income tax purposes in various jurisdictions. If not utilized a portion the net operating loss carry-forwards will begin to expire in 2017.

A valuation allowance has been provided to record deferred tax assets at their net realizable value based on a more likely that not criteria.

Dynacast operates in multiple taxable jurisdictions and at any point in time has multiple audits underway at various stages of completion. Dynacast evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite Dynacast’s belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an on-going basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of applicable statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. Dynacast has tax years open from 2009 and forward. During the year ended December 31, 2012 Dynacast recorded uncertain tax positions that were subject to indemnification from Melrose, and accordingly Dynacast recorded an indemnification asset of $1.3 million from Melrose at December 31, 2012 which was classified as long-term and included in other assets on the accompanying consolidated balance sheet. Dynacast subsequently wrote-off the indemnification asset in March 2013 when the uncertain tax position subject to indemnification from Melrose fell below the indemnified threshold.

At December 31, 2013 $3.5 million is included in the total liability for uncertain tax positions that, depending on the ultimate resolution, could impact the effective tax rate in future periods.

Dynacast records interest and penalties on income taxes in income tax expense. Dynacast recognized interest and penalty expense of $-0- during the years ended December 31, 2013 and 2012, $0.01 million during the Successor 2011 Period and $0.1 million during the Predecessor 2011 Period.

Cash paid for income taxes during the years ended December 31, 2013 and 2012 was $13.1 and $14.0 million, respectively.

The following table summarizes the activity related to Dynacast’s or the Group’s gross unrecognized tax benefits for the periods presented:

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Balance at beginning of period	$5.0	$1.4	$—	$0.2
Acquisition	—	—	0.8	—
Reductions during the period	(2.2)	—	—	(0.2)
Additions for current year tax provisions	1.2	1.5	0.6	—
Additions for prior year tax positions	—	2.1	—	0.8

Total uncertain income taxes	$4.0	$5.0	$1.4	$0.8

Dynacast has approximately $17.5 million in undistributed earnings of foreign subsidiaries as of December 31, 2013, which are permanently reinvested. The tax impact of repatriating these earnings would be offset by U.S. net operating losses.

During the Predecessor 2011 Period, several members of the Group shared tax losses with other entities within the Melrose Group when permissible under local tax law. Pursuant to the tax sharing arrangement, losses could be utilized by any entity within the Melrose Group. As there was no formal arrangement in place which provided compensation between the entities in relation to the losses obtained or forgiven, the Melrose Group entity which surrendered its tax loss was not compensated by the other Melrose Group entity which benefited.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

15.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following table presents Dynacast’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of:

	December 31, 2013
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Mutual funds (1)	$2.3	$2.3	$—	$—
Equity (1)	0.1	0.1	—	—

Total	2.4	2.4	—	—

Liabilities
Warrants	15.6	—	—	15.6
Foreign exchange forward contracts (1)	3.7	—	3.7	—

Total	$19.3	$—	$3.7	$15.6

	December 31, 2012
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts (1)	$0.3	$—	$0.3	$—
Mutual funds (1)	1.8	1.8	—	—
Guaranteed return funds (1)	0.1	0.1	—	—

Total	2.2	1.9	0.3	—

Liabilities
Warrants	9.5	—	—	9.5
Foreign exchange forward contracts (1)	1.4	—	1.4	—

Total	$10.9	$—	$1.4	$9.5

(1)	Included in other assets/liabilities on the accompanying consolidated balance sheets.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the years ended December 31, 2013 and 2012:

	For the Year ended
(in millions of dollars)	December 31, 2013	December 31, 2012

Fair value of warrants at beginning of the period	$9.5	$6.1
Unrealized change during the period	6.1	3.4

Fair value of warrants at the end of the period	$15.6	$9.5

The unrealized change on the warrants is included in other (expense) income in the accompanying consolidated statements of operations.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

The following tables summarize the significant unobservable inputs for the warrants:

(in millions of dollars)	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Warrants	$15.6	Option Pricing	Discount Rate	12.25% -13.25% (12.75%)
			Volatility (1)	60.0% - 65.0%
			EBITDA Multiples (2)	6.25 x to 7.25 x (6.75)
			Enterprise Value	$799.4 - $915.4 ($857.4)
			Liquidity Event (3)	7 to 10 years (7 years)

(1)	Volatility was 60% for the Kenner warrants and 65% for the Macquarie warrants.
(2)	Before control premium.
(3)	Not based on weighted average.

Non-Recurring Fair Value Measurements

During the three months ended March 31, 2012, there was a non-recurring fair value measurement required related to the reclassification of the Series A Preferred Stock from temporary stockholders’ equity to debt (See Note 12 for further information). No non-recurring fair value measurements were required related to the testing of goodwill and other intangible or tangible assets for impairment.

The following table summarizes the significant unobservable inputs for the Series A Preferred Stock:

(in millions of dollars)	Fair Value as of January 16, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Series A Preferred Stock	$25.6	Discounted Cash Flows	Discount Rate	14.75% -15.25% (15.0%)

Other Financial Instruments

Dynacast’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying values for current financial assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of such instruments.

The fair value of the 2019 Notes as of December 31, 2013 and 2012 was $385.9 and $374.5 million, respectively based on available market information. The fair value of the ERP Loan was $5.4 million at December 31, 2013 based on available market information. The carrying amounts of all other significant debt, including the Term Loan and the Revolver approximate fair value based on the variable nature of the interest thereupon and the consistency of Dynacast’s market spreads since debt issuance.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

16.	Related Parties

Management Consulting Agreement

Dynacast has a management consulting agreement (the “Consulting Agreement”) with Kenner Equity Management, LLC, (“KEM”), an affiliate of Kenner, and Kenner’s co-investors, (collectively the “Consultants”). Under the terms of the Consulting Agreement, Dynacast will pay $1.0 million to KEM and $1.5 million in aggregate to the Consultants annually. The Consulting Agreement is for successive one-year terms which automatically renew unless terminated in advance. Dynacast recognized management fee expense of approximately $2.5 million during each of the years ended December 31, 2013 and 2012 and $1.1 million during the Successor 2011 Period, which is recorded in selling, general and administrative expense. At December 31, 2013 and 2012 approximately $0.6 million was classified as current and included in accrued expenses and other liabilities.

As consideration to amend certain of the terms of the Series A Preferred Stock and Series B Preferred Stock (Note 12) Dynacast paid an affiliate of Macquarie a $0.5 million debt advisory fee and granted the same affiliate of Macquarie or its designee the right to act as lead underwriter, lead initial purchaser, lead arranger, lead placement agent, financial advisor or dealer manager, as the case may be, with respect to certain transactions during the one-year period beginning on April 11, 2013. Dynacast capitalized the $0.5 million debt advisory fee which will be amortized through July 19, 2021, the mandatory redemption date of the Series A Preferred Stock and the Series B Preferred Stock.

As discussed in Note 1, the Group had historically been part of the Melrose Group. Accordingly, the Group participated in operating and financial relationships with Melrose and several holding and operating companies within the Melrose Group. These transactions primarily entailed notes payable and receivable between the Group and other members of the Melrose Group. The Group earned interest income associated with loans receivable from Melrose and the Melrose Group of approximately $0.5 million during the Predecessor 2011 Period. In addition, the Group incurred interest expense associated with loans payable of approximately $2.1 million during the Predecessor 2011 Period. In conjunction with the sale of the Group, the note payable to affiliate, net was paid in full at the Acquisition Date (Note 3).

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

17.	Commitments and Contingencies

Operating Leases

Dynacast leases certain facilities, office space, vehicles, and equipment under operating leases.

Rental expense was as follows for the periods shown:

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Rental expense	$8.2	$6.7	$2.7	$3.1

	$8.2	$6.7	$2.7	$3.1

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Future minimum lease payments with respect to the operating leases with non-cancelable terms in excess of one-year are as follows:

(in millions of dollars)

2014	$9.3
2015	8.8
2016	7.8
2017	6.5
2018	5.3
Thereafter	34.7

$72.4

Billings in Excess of Costs

As of December 31, 2013 the Company had approximately $5.3 million in billing in excess of costs which represents cash collected from customers and billings to customers in advance of work performed which is classified as current and included in accrued expenses and other liabilities.

Guarantees

As of December 31, 2013, Dynacast had two stand-by letters of credit with various banks in the amount of approximately $2.9 million securing Dynacast’s performance of obligations primarily related to workers’ compensation (Note 9).

Purchase Obligations

Dynacast depends on a limited number of suppliers for raw materials. Dynacast generally purchases these raw materials through standard purchase orders or one-year requirements contracts with such suppliers. In addition, Dynacast has agreements with the vast majority of its customers to pass through changes in the price of zinc, aluminum and magnesium. While Dynacast seeks to maintain sufficient safety stock of raw materials and maintains on-going communication with its suppliers to guard against interruptions or cessation of supply, Dynacast’s business and results of operations could be adversely affected by a stoppage or delay in the supply of raw materials.

Litigation

Dynacast experiences routine litigation in the normal course of business. Dynacast management is of the opinion that none of this routine litigation will have a material effect on Dynacast’s financial position, results of operations or cash flows.

Risk Management Matters

Dynacast is self-insured for certain of its workers’ compensation, product liability and disability claims and believes that it maintains adequate accruals to cover its retained liability. Dynacast accrues for risk management matters as determined by management based on claims filed and estimates of claims incurred but not yet reported that are not generally discounted. Management considers a number of factors when making these determinations. Dynacast maintains third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. This insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect Dynacast against loss exposure. At December 31, 2013 approximately $1.6 million in workers’ compensation was accrued and included in current other liabilities.

Executive Employment Agreements

The Board of Directors has approved employment agreements for five members of senior management. These agreements have rolling terms of one year and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment or a change in control, and other employment rights and responsibilities.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

18.	Segment Information

Dynacast is comprised of three reportable geographic segments: Asia Pacific, Europe and North America. Each reportable segment includes the aggregation of operating segments.

Inter-segment sales are not material, thus are not presented separately in the analysis below.

Revenue

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Asia Pacific	$236.0	$206.3	$75.2	$80.2
Europe	184.3	170.6	78.3	110.8
North America	159.7	142.5	58.3	75.9

Total	$580.0	$519.4	$211.8	$266.9

Total Assets

(in millions of dollars)	December 31, 2013	December 31, 2012
		(As Recast)
Asia Pacific	$306.2	$291.8
Europe (1)	422.8	414.1
North America	206.8	192.1
Corporate/Eliminations (1)	(67.1)	(65.2)

Total	$868.7	$832.8

(1)	Petcin France SA was realigned into Corporate/Eliminations in fiscal 2013. Petcin France SA total assets were approximately $8.9 million at December 31, 2013.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Segment Operating Income

Dynacast management evaluates the performance of geographical segments on an operating income basis before income taxes, interest, restructuring expenses/credits, Melrose expense allocation, amortization of intangible assets (Successor 2011 Period and Predecessor 2011 Period), as shown below, and certain corporate transactions which are not allocated to the geographical segments. The table below reconciles segment operating income to the consolidated and combined operating income for the periods presented, which in the opinion of Dynacast management is the most comparable GAAP measurement.

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011
			(As Recast)
Asia Pacific	$36.3	$28.9	$8.5	$13.2
Europe	22.7	21.9	13.4	22.6
North America	26.1	23.1	8.7	8.9

Segment operating income	85.1	73.9	30.6	44.7
Corporate	(15.3)	(14.4)	(4.4)	(2.3)

	69.8	59.5	26.2	42.4
Difference in basis of accounting	—	—	—	(0.6)
Restructuring (expense) credit	—	(0.5)	(0.1)	0.8
Fixed asset disposals	(0.4)	(0.2)	—	—
Melrose cost allocation	—	—	—	(0.5)
Transaction costs	—	(0.6)	(16.5)	—
Intangible asset amortization	—	—	(7.2)	(2.4)

Operating income	$69.4	$58.2	$2.4	$39.7

Depreciation and Amortization

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Asia Pacific	$12.9	$12.8	$2.3	$2.1
Europe	13.8	12.5	2.2	2.2
North America	7.9	7.1	2.0	1.5

Total segment	34.6	32.4	6.5	5.8
Corporate	0.1	0.2	0.1	0.1
Intangible asset amortization	—	—	7.2	2.4

Total	$34.7	$32.6	$13.8	$8.3

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Capital Expenditures

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Asia Pacific	$15.6	$10.8	$3.2	$2.3
Europe	8.1	9.0	2.8	1.3
North America	15.7	3.9	2.7	1.8

Total segment	39.4	23.7	8.7	5.4
Corporate	0.3	0.2	—	—

Total	$39.7	$23.9	$8.7	$5.4

Geographic Information

Revenue (1)

	Consolidated Successor Company			Combined Predecessor Company
(in millions of dollars)	For the Year ended December 31, 2013	For the Year ended December 31, 2012	For the Period July 20, 2011 to December 31, 2011	For the Period January 1, 2011 to July 19, 2011

Austria	$82.1	$81.3	$36.4	$50.0
China	106.1	90.1	35.1	36.8
United States	98.5	89.8	38.5	47.3
Singapore	85.7	81.5	26.1	26.6
Germany	40.4	36.6	17.3	23.5
Other foreign countries	167.2	140.1	58.4	82.7

Total	$580.0	$519.4	$211.8	$266.9

(1)	Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

Long-Lived Assets

(in millions of dollars)	December 31, 2013	December 31, 2012

Austria	$28.2	$23.1
China	35.6	27.3
United States	26.4	18.6
Singapore	11.2	10.3
Germany	11.5	12.0
Other foreign countries	35.8	34.2

Total	$148.7	$125.5

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

19.	Supplemental Guarantor Information

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

The following supplemental condensed combining financial information sets forth, on a combining basis, balance sheets, statements of operations and statements of cash flows for the Parent, the Issuers, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Parent and its subsidiaries. The condensed combining financial information has been prepared on the same basis as the consolidated financial statements of Dynacast as of and for the years ended December 31, 2013 and 2012 and the Successor 2011 Period. The Parent, the Issuers and the guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column, the Issuers column and the Guarantor columns reflect the equity in net earnings/losses of its subsidiary guarantors and subsidiary non-guarantors, as appropriate.

The Predecessor Company condensed combining financial statements for the Predecessor 2011 Period have been prepared on the same basis as the combined financial statements of the Predecessor Company. Due to the structure of the Predecessor Company, there was no ownership among the guarantor and non-guarantor subsidiaries prior to July 19, 2011.

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Condensed Combining Statements of Operations

	Successor Company For the Year Ended December 31, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$100.3	$484.8	$(5.1)	$580.0
Costs of goods sold	—	—	(77.5)	(369.3)	5.1	(441.7)

Gross margin	—	—	22.8	115.5	—	138.3
Operating expenses:
Selling, general and administrative expense	(5.9)	(0.3)	(18.4)	(44.3)	—	(68.9)

Total operating expenses	(5.9)	(0.3)	(18.4)	(44.3)	—	(68.9)
Operating (loss) income	(5.9)	(0.3)	4.4	71.2	—	69.4
Other income (expense):
Interest and other income, net	(14.1)	(43.3)	32.5	(28.7)	—	(53.6)

(Loss) income before income taxes	(20.0)	(43.6)	36.9	42.5	—	15.8
Income tax expense	1.8	18.0	(21.1)	(13.3)	—	(14.6)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(18.2)	(25.6)	15.8	29.2	—	1.2
Equity in net earnings of unconsolidated subsidiaries	19.0	44.6	28.8	—	(92.4)	—

Net income	0.8	19.0	44.6	29.2	(92.4)	1.2
Less: net income attributable to non-controlling interests	—	—	—	(0.4)	—	(0.4)

Net income attributable to controlling stockholders	$0.8	$19.0	$44.6	$28.8	$(92.4)	$0.8

Total comprehensive income	$7.0	$24.7	$52.6	$36.1	$(113.4)	$7.0

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Successor Company
	For the Year Ended December 31, 2012
	(As Recast)
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$91.6	$433.3	$(5.5)	$519.4
Costs of goods sold	—	—	(70.0)	(333.5)	5.5	(398.0)

Gross margin	—	—	21.6	99.8	—	121.4
Operating expenses:
Selling, general and administrative expense	(5.5)	(0.2)	(15.7)	(40.7)	—	(62.1)
Transaction costs	(0.1)	(0.1)	—	(0.4)	—	(0.6)
Restructuring expense	—	—	—	(0.5)	—	(0.5)

Total operating expenses	(5.6)	(0.3)	(15.7)	(41.6)	—	(63.2)
Operating (loss) income	(5.6)	(0.3)	5.9	58.2	—	58.2
Other income (expense):
Interest and other (expense) income, net	(12.4)	(42.3)	34.1	(31.3)	—	(51.9)

(Loss) income before income taxes	(18.0)	(42.6)	40.0	26.9	—	6.3
Income tax benefit (expense)	2.2	15.9	(17.7)	(7.3)	—	(6.9)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(15.8)	(26.7)	22.3	19.6	—	(0.6)
Equity in net earnings of unconsolidated subsidiaries	14.9	41.6	19.3	—	(75.8)	—

Net (loss) income	(0.9)	14.9	41.6	19.6	(75.8)	(0.6)
Less: net income attributable to non-controlling interests	—	—	—	(0.3)	—	(0.3)
Less: Series A preferred stock dividends and accretion	(0.2)	—	—	—	—	(0.2)

Net (loss) income attributable to controlling stockholders	$(1.1)	$14.9	$41.6	$19.3	$(75.8)	$(1.1)

Total comprehensive income (loss)	$9.2	$25.0	$64.4	$31.7	$(121.1)	$9.2

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Successor Company
	For the Period July 20, 2011 to December 31, 2011
	(As Recast)
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$38.5	$176.1	$(2.8)	$211.8
Costs of goods sold	—	—	(31.9)	(142.3)	2.8	(171.4)

Gross margin	—	—	6.6	33.8	—	40.4
Operating expenses:
Selling, general and administrative expense	(2.1)	—	(5.1)	(14.2)	—	(21.4)
Transaction costs	(16.3)	(0.1)	—	(0.1)	—	(16.5)
Restructuring expense	—	—	—	(0.1)	—	(0.1)

Total operating expenses	(18.4)	(0.1)	(5.1)	(14.4)	—	(38.0)
Operating (loss) income	(18.4)	(0.1)	1.5	19.4	—	2.4
Other income (expense):
Interest and other (expense) income, net	(0.6)	(23.5)	2.5	(4.0)	—	(25.6)

(Loss) income before income taxes	(19.0)	(23.6)	4.0	15.4	—	(23.2)
Income tax benefit (expense)	1.2	7.9	(4.7)	(2.3)	—	2.1

Net (loss) income before equity in net (losses) earnings of unconsolidated subsidiaries	(17.8)	(15.7)	(0.7)	13.1	—	(21.1)
Equity in net (losses) earnings of unconsolidated subsidiaries	(3.4)	12.3	13.0	—	(21.9)	—

Net (loss) income	(21.2)	(3.4)	12.3	13.1	(21.9)	(21.1)
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Less: Series A preferred stock dividends and accretion	(3.3)	—	—	—	—	(3.3)

Net (loss) income attributable to controlling stockholders	$(24.5)	$(3.4)	$12.3	$13.0	$(21.9)	$(24.5)

Total comprehensive income (loss)	$(49.2)	$(31.4)	$(17.6)	$(16.3)	$64.7	$(49.8)

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
Other income (expense):
Interest and other income, net	(0.7)	(0.7)	—	(1.4)

Income before income taxes	1.1	37.2	—	38.3
Income tax expense	(0.5)	(9.3)	—	(9.8)

Net income	0.6	27.9	—	28.5
Less: net income attributable to non-controlling interests	—	(0.2)	—	(0.2)

Net income attributable to controlling stockholders	$0.6	$27.7	$—	$28.3

Total comprehensive income	$0.4	$33.6	$—	$34.0

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Condensed Consolidating Balance Sheets

	As of December 31, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$6.5	$—	$30.3	$—	$36.8
Accounts receivable, net	—	—	13.7	83.3	—	97.0
Inventory	—	—	7.0	38.0	—	45.0
Prepaids and other assets	0.2	0.8	4.4	13.2	(3.4)	15.2
Deferred income taxes	—	—	3.8	2.3	(1.2)	4.9

Total current assets	0.2	7.3	28.9	167.1	(4.6)	198.9
Property and equipment, net	—	—	26.6	122.1	—	148.7
Intangible assets, net	—	—	25.8	223.2	—	249.0
Goodwill	—	—	30.8	215.9	—	246.7
Other assets	246.4	683.4	567.0	55.5	(1,526.9)	25.4

Total assets	$246.6	$690.7	$679.1	$783.8	$(1,531.5)	$868.7
Liabilities and Equity
Current liabilities
Accounts payable	0.5	—	7.9	59.3	—	67.7
Income taxes payable	—	—	—	5.8	—	5.8
Accrued expenses and other liabilities	1.5	3.8	13.4	38.1	(3.4)	53.4
Accrued interest	—	15.0	—	—	—	15.0
Deferred revenue	—	—	3.6	8.6	—	12.2
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.8	—	0.8
Current portion of long-term debt	—	5.6	—	—	—	5.6
Deferred income taxes	—	1.1	—	0.4	(1.1)	0.4

Total current liabilities	2.0	25.5	24.9	113.0	(4.5)	160.9
Accrued interest and dividends	17.9	—	—	—	—	17.9
Accrued pension and retirement benefit obligations	—	—	1.9	20.6	—	22.5
Notes payable to affiliate, net	26.7	45.7	7.1	43.2	(122.7)	—
Long-term debt, net	—	378.8	—	5.9	—	384.7
Mandatorily redeemable preferred stock	53.0	—	—	283.6	(283.6)	53.0
Warrants	15.6	—	—	—	—	15.6
Deferred income taxes	—	—	44.0	65.2	(40.3)	68.9
Other liabilities	—	—	3.7	6.0	—	9.7

Total liabilities	115.2	450.0	81.6	537.5	(451.1)	733.2
Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—
Puttable common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	129.9	240.7	597.5	190.6	(1,028.8)	129.9
Non-controlling interests	—	—	—	4.1	—	4.1

Total equity	129.9	240.7	597.5	194.7	(1,028.8)	134.0

Total liabilities and equity	$246.6	$690.7	$679.1	$783.8	$(1,531.5)	$868.7

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	As of December 31, 2012
	(As Recast)
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$2.3	$2.5	$23.2	$—	$28.0
Accounts receivable, net	—	—	13.3	74.3	—	87.6
Inventory	—	—	4.6	32.1	—	36.7
Prepaids and other assets	0.2	0.1	4.2	12.1	(2.1)	14.5
Deferred income taxes	0.2	—	2.8	0.8	0.5	4.3

Total current assets	0.4	2.4	27.4	142.5	(1.6)	171.1

Property and equipment, net	—	—	18.5	109.0	—	127.5
Intangible assets, net	—	—	27.0	234.9	—	261.9
Goodwill	—	—	30.8	212.0	—	242.8
Other assets	221.3	661.6	549.8	54.9	(1,458.1)	29.5

Total assets	$221.7	$664.0	$653.5	$753.3	$(1,459.7)	$832.8

Liabilities and Equity
Current liabilities
Accounts payable	0.5	—	7.2	54.4	—	62.1
Income taxes payable	—	—	0.8	2.2	—	3.0
Accrued expenses and other liabilities	1.3	1.5	13.3	35.8	(2.1)	49.8
Accrued interest	—	15.0	—	—	—	15.0
Deferred revenue	—	—	2.2	6.2	—	8.4
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.6	—	0.6
Current portion of long-term debt	—	6.3	—	—	—	6.3
Deferred income taxes	—	0.5	—	0.1	(0.4)	0.2

Total current liabilities	1.8	23.3	23.5	99.3	(2.5)	145.4
Accrued interest and dividends	11.7	—	—	—	—	11.7
Accrued pension and retirement benefit obligations	—	—	4.3	19.2	—	23.5
Notes payable to affiliate, net	20.5	37.1	0.2	63.0	(120.8)	—
Long-term debt, net	—	386.2	—	—	—	386.2
Mandatorily redeemable preferred stock	53.0	—	—	283.5	(283.5)	53.0
Warrants	9.5	—	—	—	—	9.5
Deferred income taxes	0.3	—	25.6	73.5	(29.1)	70.3
Other liabilities	—	—	—	4.5	—	4.5

Total liabilities	96.8	446.6	53.6	543.0	(435.9)	704.1

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—

Puttable common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	123.4	217.4	599.9	154.9	(972.2)	123.4
Non-controlling interests	—	—	—	3.8	—	3.8

Total equity	123.4	217.4	599.9	158.7	(972.2)	127.2

Total liabilities and equity	$221.7	$664.0	$653.5	$753.3	$(1,459.7)	$832.8

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

Condensed Combining Statements of Cash Flows

	Successor Company
	For the Year ended December 31, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non- Guarantor	Eliminations	Consolidated

Cash flows from operating activities

Net cash flows provided by operating activities	$2.3	$11.5	$44.7	$57.4	$(62.6)	$53.3

Cash flows from investing activities
Capital expenditures	—	—	(11.7)	(28.0)	—	(39.7)
Settlements of derivatives	—	0.1	—	—	—	0.1
Notes receivable issued to affiliates, net	—	(9.4)	16.0	(12.0)	5.4	—

Net cash flows (used in) provided by investing activities	—	(9.3)	4.3	(40.0)	5.4	(39.6)

Cash flows from financing activities
Draws on revolver	—	9.0	—	—	—	9.0
Repayments on revolver	—	(9.0)	—	—	—	(9.0)
Draws on line of credit	—	—	—	4.9	—	4.9
Repayments on line of credit	—	—	—	(4.9)	—	(4.9)
Proceeds from ERP loan	—	—	—	5.8	—	5.8
Debt issuance costs	(0.5)	—	—	(0.1)	—	(0.6)
Dividends paid to affiliates	—	(1.8)	(55.0)	—	56.8	—
Dividends paid to non-controlling interests	—	—	—	(0.2)	—	(0.2)
Notes payable from affiliates, net	—	11.9	3.5	(15.8)	0.4	—
Repayments of long-term debt	—	(8.1)	—	—	—	(8.1)
Dividends paid to holders of mandatorily redeemable preferred stock	(1.8)	—	—	—	—	(1.8)

Net cash flows (used in) provided by financing activities	(2.3)	2.0	(51.5)	(10.3)	57.2	(4.9)

Net change in cash and cash equivalents	—	4.2	(2.5)	7.1	—	8.8
Cash and cash equivalents
Beginning of year	—	2.3	2.5	23.2	—	28.0

End of year	$—	$6.5	$—	$30.3	$—	$36.8

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Successor Company
	For the Year ended December 31, 2012
	(As Recast)
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated

Cash flows from operating activities
Net cash flows (used in) provided by operating activities	$—	$(17.1)	$36.3	$46.0	$(32.8)	$32.4

Cash flows from investing activities
Capital expenditures	—	—	(4.1)	(17.9)	—	(22.0)
Settlements of derivatives	—	1.6	—	—	—	1.6
Notes receivable issued to affiliates, net	—	(6.8)	(4.1)	(24.7)	35.6	—

Net cash flows used in investing activities	—	(5.2)	(8.2)	(42.6)	35.6	(20.4)

Cash flows from financing activities
Draws on revolver	—	24.5	—	—	—	24.5
Repayments on revolver	—	(24.5)	—	—	—	(24.5)
Debt issuance costs	—	(1.2)	—	—	—	(1.2)
Dividends paid to affiliates	—	—	(26.5)	—	26.5	—
Dividends paid to non-controlling interests	—	—	—	(0.3)	—	(0.3)
Notes payable from affiliates, net	—	28.9	—	0.4	(29.3)	—
Repayments of long-term debt	—	(5.0)	—	—	—	(5.0)

Net cash flows provided by (used in) financing activities	—	22.7	(26.5)	0.1	(2.8)	(6.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.4	—	1.4
Net change in cash and cash equivalents	—	0.4	1.6	4.9	—	6.9
Cash and cash equivalents
Beginning of year	—	1.9	0.9	18.3	—	21.1

End of year	$—	$2.3	$2.5	$23.2	$—	$28.0

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Successor Company
	For the Period July 20, 2011 to December 31, 2011
	(As Recast)
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated

Cash flows from operating activities
Net cash flows (used in) provided by operating activities	(3.7)	(0.6)	(0.6)	38.5	(9.2)	24.4

Cash flows from investing activities
Business acquisition, net of cash acquired	—	(5.3)	(72.4)	(507.9)	—	(585.6)
Investments in unconsolidated subsidiaries	(224.5)	(590.0)	(462.6)	—	1,277.1	—
Capital expenditures	—	—	(1.3)	(6.0)	—	(7.3)
Purchase of Slovenia minority	—	—	—	(0.8)	—	(0.8)
Settlement of derivatives	—	0.3	—	—	—	0.3
Notes receivable issued to affiliates, net	—	(11.0)	(50.0)	(15.7)	76.7	—

Net cash flows used in investing activities	(224.5)	(606.0)	(586.3)	(530.4)	1,353.8	(593.4)

Cash flows from financing activities
Issuance of common stock	170.0	224.5	590.0	128.1	(942.6)	170.0
Issuance of preferred stock	53.0	—	—	334.4	(334.4)	53.0
Issuance of long-term debt	—	400.0	—	—	—	400.0
Draws on revolver	—	6.5	—	—	—	6.5
Repayments on revolver	—	(6.5)	—	—	—	(6.5)
Debt issuance costs	—	(28.9)	—	—	—	(28.9)
Notes payable from affiliates, net	5.2	15.4	(2.2)	49.2	(67.6)	—
Repayments of long-term debt	—	(2.5)	—	—	—	(2.5)

Net cash flows provided by financing activities	228.2	608.5	587.8	511.7	(1,344.6)	591.6

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.5)	—	(1.5)
Net change in cash and cash equivalents	—	1.9	0.9	18.3	—	21.1
Cash and cash equivalents
Beginning of period	—	—	—	—	—	—

End of period	$—	$1.9	$0.9	$18.3	$—	$21.1

DYNACAST INTERNATIONAL INC.

Notes to the Financial Statements

	Predecessor Company
	For the Period Janaury 1, 2011 to July 19, 2011
(in millions of dollars)	Guarantors	Non- Guarantor	Combined

Cash flows from operating activities
Net cash flows provided by operating activities	$3.0	$27.9	$30.9

Cash flows from investing activities
Capital expenditures	(1.6)	(5.4)	(7.0)
Settlement of derivative contracts with affiliate	—	0.6	0.6
Notes receivable issued to affiliates, net	(1.0)	27.1	26.1

Net cash flows (used in) provided by investing activities	(2.6)	22.3	19.7

Cash flows from financing activities
Distributions to Melrose	—	(26.2)	(26.2)
Dividends paid to non-controlling interests	—	(0.2)	(0.2)
Dividends paid to Melrose	—	(12.9)	(12.9)
Contribution from Melrose	4.3	—	4.3
Repayments on long-term debt	—	(0.4)	(0.4)
Notes payable from affiliates, net	—	(27.5)	(27.6)

Net cash flows provided by (used in) financing activities	4.3	(67.2)	(63.0)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.3	1.2
Net change in cash and cash equivalents	4.6	(15.7)	(11.1)
Cash and cash equivalents
Beginning of period	0.4	27.4	27.8

End of period	$5.0	$11.7	$16.7

*****

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Dynacast’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Dynacast’s internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework entitled, Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).

Based on this assessment, using the criteria referenced above, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors. The respective age of each individual in the table below is as of January 1, 2014:

Name	Age	Position

Simon J. Newman	51	President, Chief Executive Officer and Director
Adrian Murphy	53	Secretary, Treasurer and Chief Financial Officer
David Angell	42	Executive Vice President - Asia
Josef Ungerhofer	50	Executive Vice President - Europe
Thomas Fort	33	Director
Jeffrey L. Kenner	70	Director (Chairman)
Stephen E. Paul	46	Director
Larry T. Solari	71	Director
Stephen Wertheimer	63	Director

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

David J. Angell

David Angell is the Executive Vice President—Dynacast Asia Pacific. Mr. Angell has served in this position since 2003. Mr. Angell joined Dynacast in 1993 as a management trainee. He spent two years in this role prior to relocating to the USA where he held various management roles in Sales and Engineering. He was appointed General Manager of Dynacast Lake Forest in 1999. In 2000, Mr. Angell relocated to South Carolina where he was also responsible for the Dynacast facilities in Texas and Mexico. Mr. Angell earned a Master’s degree in Mechanical Engineering from the University of Birmingham.

Josef Ungerhofer

Josef Ungerhofer, is the Executive Vice President—Dynacast Europe. Mr. Ungerhofer joined Dynacast in 1989 and during his career at Dynacast Mr. Ungerhofer has held a variety of positions including sales engineer and sales manager, with part time responsibility for engineering prior to being promoted to General Manager of our facility in Austria in 2000. He currently serves as General Manager of our facility in Austria (a position he has held since 2000) as well as Executive Vice President – Europe effective January 2013. Prior to joining Dynacast, Mr. Ungerhofer worked as supervisor for Huick, a felt manufacturer for paper machines, and also as a Manager of Tooling and Engineering for NSW, a mass producer of fasteners. Mr. Ungerhofer holds a degree in mechanical engineering (Ing.) and attended the Warwick Business School in London and St. Gallen Management & Business School in Switzerland.

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

Stephen E. Paul

Stephen E. Paul is a Managing Principal of Laurel Crown Partners, LLC (“Laurel”), a private investment company, a position he has held since 2001 and President of The Louis Berkman Investment Company, a position he has held since January 2013. Prior to joining Laurel and The Louis Berkman Company, Mr. Paul was a Vice President of Business Development of eToys, Inc. and an Associate at Donaldson, Lufkin & Jenrette, Inc. Mr. Paul serves on several boards of directors including Ampco-Pittsburgh Corporation, a public company, Pittsburgh Steelers Sports, Inc., Summit Reheis Investor Holdings, LLC and Native Foods Holdings Corporation. Mr. Paul was a director of Morton’s Restaurant Group, a public company, until February 2011. In addition, he is a Trustee of The Loomis Chaffee School. Mr. Paul is a graduate of Cornell University and earned an M.B.A. from Harvard Business School.

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

Stephen Wertheimer

Stephen N. Wertheimer is a Managing Director and a founding partner of W Capital Partners (“W Capital”). Prior to the founding of W Capital in 2001, Mr. Wertheimer was the head of Paine Webber’s Asia investment banking division in Tokyo, held senior roles at CRT Capital Group, founded Water Capital Management and was a tax structured international finance specialist at First Chicago and Bank of America. Steve is a member of the International Council of Advisors of The National Geographic Society. Mr. Wertheimer holds a MBA from the Kellogg School of Management at Northwestern University and a BS in Finance from Indiana University. Mr. Wertheimer has served on numerous boards of directors and is currently a director of El Paso Electric, a public company, MooseJaw and World Kitchen.

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

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee and a Compensation Committee. The current members of the Audit Committee are Messrs. Kenner, Wertheimer and Fort, and these directors served as members of the committee since 2011. The current members of the Compensation Committee are Messrs. Solari, Paul, Wertheimer and Fort. Messrs. Solari, Paul, and Wertheimer served as members of the committee since 2011 and Mr. Fort became a member of this committee on January 22, 2013.

Audit Committee Financial Expert

The current members of our audit committee are Messrs. Kenner, Wertheimer and Fort. Our Board of Directors has determined that Mr. Kenner is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

Compensation Committee Interlocks and Insider Participation

Messrs. Kenner, Solari, Fort, Paul and Wertheimer have certain related party relationships with us requiring disclosure under the rules and regulations of the SEC, as each is affiliated with significant stockholders of Dynacast and each was elected as a director of Dynacast pursuant to a security holders agreement described under “Certain Relationships and Related Party Transactions.”

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, which is incorporated by reference to Exhibit 14.1 of our Annual Report for the year ended December 31, 2012. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website (www.Dynacast.com).

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

Item 11.	Executive Compensation.

Summary Compensation Table

Name	Position	Year	Salary	Bonus	Non Equity Incentive Compensation (1)	Non-Qualified Deferred Compensation Earnings (2)	All Other Compensation (3)	TOTAL

Simon J. Newman	President & CEO	2013	$675,000	$—	$776,250	$10,672	$63,653	$1,525,575
		2012	$650,000	$—	$747,500	$10,261	$51,865	$1,459,626

Adrian Murphy	CFO	2013	$379,600	$—	$436,540	$—	$27,679	$843,819
		2012	$365,000	$—	$419,750	$—	$35,076	$819,826

David Angell	Executive Vice President -Asia	2013	$367,500	$—	$422,625	$4,695	$333,878	$1,128,698
		2012	$350,000	$—	$402,500	$4,695	$382,901	$1,140,096

(1)	Represents amounts paid to the named executive officers under the Company’s annual bonus plan for services performed in 2013, 2012 and 2011, respectively.
(2)	Represents interest earned on amounts payable pursuant to the Company’s defined benefit pension plan.
(3)	All Other Compensation for fiscal 2013 includes the following:

Executive

Simon J. Newman

All Other Compensation

$12,981	Unused Vacation Days Paid Out

7,350	401k Employer Match

10,844	Long-term Disability Premium

7,122	IRS Value of Personal Use of Company Car

8,394	Country Club Membership

10,699	Paid Vacation

6,263	Other

$63,653

Adrian Murphy

All Other Compensation

$7,350	401k Employer Match

9,305	Long-term Disability Premium

9,027	IRS Value of Personal Use of Company Car

1,997	Other

$27,679

David Angell

All Other Compensation

$156,725	Housing Reimbursement

59,237	Schooling Reimbursement

93,211	Auto Expense in Singapore (Non-US Citizen)

24,705	Other

$333,878

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

Annual Incentive Compensation

Both before and after the Acquisition, our named executive officers were eligible to receive annual bonuses based on the Company’s achievement of specified operating profit targets. Our 2013 annual bonus plan was approved by our Compensation Committee. Under the 2013 annual bonus plan, our named executive officers were eligible to receive bonuses up to 115% of their respective base salaries if we achieved a number of goals, the primary target being an adjusted EBITDA of $105.6 million for the year ended December 31, 2013, which the Company met. Likewise, our 2012 annual bonus plan was approved by our Compensation Committee. Under the 2012 annual bonus plan, our named executive officers were eligible to receive bonuses up to 115% of their respective base salaries if we achieved a number of goals, the primary target being an adjusted EBITDA of $94.1 million for the year ended December 31, 2012, which the Company met.

The table below shows the annual bonuses our named executive officers received under the 2013 annual bonus plan, a portion of which was paid in January 2014 and the remainder in February 2014, and the annual bonuses the executives received under the 2012 annual bonus plan, a portion of which was paid in December 2012 and the remainder in March 2013:

	Annual Bonus
Name	2013	2012

Simon J. Newman	$776,250	$747,500
Adrian Murphy	$436,540	$419,750
David Angell	$422,625	$402,500

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

If an executive incurs a Qualifying Termination he will vest in a number of RSUs equal to the product of:

The lesser of the number of complete one-year periods elasped from July 19, 2011 or three	X	The total number of RSUs	X	0.5 in the case of termination for a Company reason, or due to death or disability or 1.0 in the case of termination without cause or resignation for good reason

Outstanding Equity Awards at Fiscal Year-End

The table below provides information regarding equity awards (restricted stock units) held by our named executive officers as of December 31, 2013:

Name	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested (1) (2)

Simon J. Newman	4,691	$9,579,022
Adrian Murphy	2,396	$4,892,752
David Angell	2,396	$4,892,752

(1)

Since each RSU is settled in a share of the Company’s common stock, the market value of the RSUs (assuming full-vesting) is based on the per-share value of the Company’s common stock as of December 31, 2013 of $2,042 based on a third party valuation and as determined by management.

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

Potential Payments Upon Termination or Change in Control

We have entered into agreements with and maintain certain plans that cover our named executive officers that require us to provide compensation or other benefits to them in connection with specified events related to a named executive’s termination of employment or a change of control of the Company. As of December 31, 2013, these arrangements were as follows.

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

In the event an executive does not sign a release of claims, he will not be entitled to the Severance Benefits described above, but will still receive the accrued amounts described earlier. In addition, Mr. Angell is entitled to reimbursement for the cost of relocating to the United States in an amount to be determined by the Company and, for 12-months following his termination date, tax return preparation and advice, consistent with the Company policy.

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

•	Any felony reasonably expected to materially harm the business or reputation of the company or its affiliates or render the executive unable to perform services for the company and its affiliates.

•	Inexcusable prolonged absence from work, other than due to death or disability;

•	Failure to follow lawful written policies and reasonable directives established by the Company, its affiliates or the Board;

•	A material breach of the employment agreement or management subscription agreement; or

•	A material breach of any fiduciary duty owed to the Company or its affiliates that is not cured within 15-days following written notice.

The employment agreements define “good reason” as the occurrence of one of the following events without the executive’s written consent:

•	A material diminution in authority, duties or responsibilities other than as a result of the Company being acquired by a larger business;

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

The employment agreements also provide that if we elect not to extend the executive’s employment term and the executive remains employed by us until one year prior to the end of the term, he may terminate his employment and receive the following payments and/or benefits:

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

All of the restricted stock units will become vested and will be paid in the form of Company common stock upon a Qualifying IPO or a Qualifying Liquidity Event. If an executive incurs a Qualifying Termination they will vest in a number of RSUs and receive a corresponding number of shares of the Company’s common stock equal to the product of:

The lesser of the number of complete one-year periods elasped from July 19, 2011 or three	X	0.3333	X	The total number of RSUs	X	0.5 in the case of termination for a Company reason, or due to death or disability or 1.0 in the case of termination without cause or resignation for good reason

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

The following table sets forth certain information, as of December 31, 2013, with respect to shares of Common Stock beneficially owned by (i) each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding

Izurium Dynacast Ltd (1)	68,000	39.7%
W Capital Dynacast LLC (2)	55,000	32.1%
Laurel Crown Dynacast Holdings LLC (3)	25,000	14.6%
Kenner Dynacast Partners L.P. (4)	11,000	6.4%
Babson Capital Management, LLC (5)	10,000	5.8%
Thomas Fort (6)	—	—
Stephen Wertheimer (7)	55,000	—
Stephen E. Paul (8)	25,000	14.6%
Jeffrey L. Kenner (9)	11,000	6.4%
Larry T. Solari (10)	—	—
Simon J. Newman (11)	550	*
Adrian Murphy (12)	200	*
David Angell (13)	250	*
All directors and executive officers as a group (10 persons)	92,000	53.6%

*	Less than 2%.

(1)	The sole shareholder of Izurium Dynacast Ltd. is Izurium Ventures I, L.P., the general partner of which is Izurium Capital Management Ltd. The address of Izurium Dynacast Ltd. is c/o Tricor Services (BVI), PO Box 3340, Roadtown, Tortola, British Virgin Islands. The address of Izurium Capital Management Ltd. is c/o EFG International, PO Box 641, No. 1 Seaton Place, St. Helier, Jersey JE4 8YJ, Channel Islands. Roman Mironchik and Alexey Krapivin are the shareholders of Izurium Capital Management Ltd. and share voting and investment power over the shares of Common Stock held by Izurium Dynacast Ltd.
(2)	The sole manager of W Capital Dynacast LLC is WCP GP II LLC, the Member/Managers of which are David Wachter, Stephen Wertheimer and Robert Migliorino. The address of each of these entities is W Capital, One East 52nd Street, New York, NY 10022. Messrs. Wachter, Wertheimer and Migliorino share voting and investment power over the shares of Common Stock held by W Capital Dynacast LLC.
(3)	Laurel Crown Dynacast Holdings LLC is a wholly-owned subsidiary of Paul Investment Co., the shareholders of which are Stephen Paul, Larry Paul and Karen Zimmer. The address of each of these entities is 10940 Wilshire Boulevard, Suite 600, Los Angeles, CA 90024. Stephen Paul and Larry Paul share voting and investment power over the shares of Common Stock held by Laurel Crown Dynacast Holdings LLC.
(4)	The general partner of Kenner Dynacast Partners L.P. is Kenner Equity Management, LLC, which is an affiliate of Kenner & Company, Inc. Jeffrey Kenner is the sole shareholder of Kenner & Company Inc. and has sole voting and investment power over the shares of Common Stock held by Kenner Dynacast Partners L.P. The address of each of these entities is 437 Madison Avenue, 36th Floor, New York, NY 10022. The table excludes warrants to purchase 5,940 shares of Common Stock held by Kenner Equity Management, LLC, an affiliate of Kenner, that are subject to certain market and performance conditions affecting exercisability.
(5)	Represents 4,545, 4,906 and 549 shares held by Tower Square Capital Partners III, L.P., Tower Square Capital Partners III-A, L.P. and Tower Square Capital Partners III-B, L.P., respectively. Babson Capital Management LLC is the Investment Manager of each of these entities. Michael Klofas, Managing Director of Babson Capital Management LLC, has sole voting and dispositive power over the shares of Common Stock held by each of these entities. The address of each of these entities is 1500 Main Street, Suite 2800, Springfield, MA 01115.
(6)	Thomas Fort, Partner of Izurium Capital Advisers Europe LLP, serves as the representative of Izurium Dynacast Ltd on our Board of Directors. See “Management.” Mr. Fort disclaims beneficial ownership of the shares of Common Stock held by Izurium Dynacast Ltd, except to the extent of his pecuniary interest therein.
(7)	Represents shares held by W Capital Dynacast LLC. Stephen N. Wertheimer, Managing Director of W Capital Partners, serves as the representative of W Capital Dynacast LLC on our Board of Directors. See “Management.” Mr. Wertheimer shares voting and investment power over the shares of Common Stock held by W Capital Dynacast LLC. Mr. Wertheimer disclaims beneficial ownership of the shares of Common Stock held by W Capital Dynacast LLC, except to the extent of his pecuniary interest therein.
(8)	Represents shares held by Laurel Crown Dynacast Holdings LLC. Stephen Paul, Manager of Paul Investment Co., serves as the representative of Laurel Crown Dynacast Holdings LLC on our Board of Directors. See “Management.” Stephen Paul shares voting and investment power over the shares of Common Stock held by Laurel Crown Dynacast Holdings LLC.
(9)	Represents shares held by Kenner Dynacast Partners L.P. Jeffrey L. Kenner, President of Kenner & Company, Inc., serves as a representative of Kenner Dynacast Partners L.P. on our Board of Directors. See “Management.” Mr. Kenner has sole voting and dispositive power over the shares of Common Stock held by Kenner Dynacast Partners L.P.
(10)	Larry T. Solari, Partner of Kenner & Company, Inc., serves as a representative of Kenner Dynacast Partners L.P. on our Board of Directors. See “Management.” Mr. Solari disclaims beneficial ownership of the shares of Common Stock held by Kenner Dynacast Partners L.P., except to the extent of his pecuniary interest therein.
(11)	Excludes 4,691 unvested RSUs held by Mr. Newman.
(12)	Excludes 2,396 unvested RSUs held by Mr. Murphy.
(13)	Excludes 2,396 unvested RSUs held by Mr. Angell.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, regarding equity securities authorized for issuance under equity compensation plans, all of which have been approved by our stockholders. Under these equity compensation plans, common stock is issuable pursuant to RSUs, all of which are held by our executive officers.

Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average of Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	10,481	$—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Macquarie

MIHI LLC, an affiliate of Macquarie Capital (USA) Inc. (“Macquarie”), is a stockholder of Dynacast, holding 1,500 shares of Common Stock, 26,500 shares of Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), 26,500 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock” and, together with the “Series A Preferred Stock,” “Preferred Stock”) and warrants to purchase 3,960 shares of Common Stock. The liquidation preference of each share of Preferred Stock is $1,000, and the shares of Preferred Stock accrue dividends at the rate of 14% (12% if the dividends were paid when declared) of their liquidation preference per year through April 10, 2013. On April 11, 2013 we amended our certificate of incorporation to, among other things, reduce the dividend rate payable to on the Preferred Stock to 11.375% (10.0% if the dividends were paid when declared) of their liquidation preference per year.

Dynacast may redeem shares of Series A Preferred Stock at any time after July 13, 2013 at a redemption price of 100% of the liquidation preference, plus accrued and unpaid dividends. Dynacast may redeem shares of Series B Preferred Stock at any time for a redemption price of 100% of the liquidation preference, plus accrued and unpaid dividends. Unless earlier redeemed, each outstanding share of Preferred Stock must be redeemed by Dynacast on July 19, 2021. The warrants have an exercise price of $0.01 per share. In the event the Preferred Stock is redeemed, MIHI LLC has the option to put its 1,500 shares of common stock to Dynacast for $1,000 per share.

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

The Senior Secured Credit Facilities provide for a five-year $50.0 million revolving credit facility and a five-year $50.0 million term loan. Macquarie is the syndication agent for the Senior Secured Credit Facilities, with an aggregate commitment of $25.0 million. The largest amount of Dynacast’s indebtedness under the Senior Secured Credit Facilities during 2013 was $51.5 million.

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

The following table sets forth each Consultant’s share of the aggregate annual consulting fee:

Consultant	Amount

Izurium Dynacast Ltd	$612,613
MIHI LLC	22,523
W Capital Dynacast LLC	495,495
Laurel Crown Dynacast Holdings LLC	225,225
Tower Square Capital Partners, III, L.P.	40,946
Tower Square Capital Partners, III-A, L.P.	44,198
Tower Square Capital Partners, III-B, L.P.	4,946
Kenner Equities IV, L.P.	54,054

$1,500,000

For the year ended December 31, 2013, Dynacast recognized consulting fee expense of approximately $2.5 million which is included in “Selling, General and Administrative Expenses” in the audited consolidated combined statements of operations appearing under Item 8 of Part II of this Form 10-K.

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

The following table sets forth the aggregate fees billed to us by our current independent accountants, Grant Thornton LLP (“Grant”) and predecessor independent accountants, Deloitte & Touche LLP and the member firms of Deloitte Touche Tohmatsu Limited (collectively “Deloitte”), for services rendered during fiscal years 2013 and 2012. Grant has served as our independent accounting firm since May 24, 2013 and audited Dynacast’s financial statements for the year ended December 31, 2013. Prior to such time, Deloitte served as our independent registered public accounting firm.

	Grant	Deloitte
	2013 (1)	2013 (2)	2012 (3) (4) (5)

Audit fees	$1,200,000	$57,000	$3,194,000
Audit-related fees	—	—	9,000
Tax fees	—	—	998,300
All other fees	—	—	755,000

Total	$1,200,000	$57,000	$4,956,300

(1)	Audit Fees are fees billed for professional services rendered by Grant for the audit of our consolidated financial statements for the year ended December 31, 2013 and interim reviews of the consolidated financial statements included in our quarterly reports beginning with the Quarter ended June 30, 2013.
(2)	Audit Fees are fees billed for professional services rendered by Deloitte for the interim review of the consolidated financial statements included in our quarterly report ended March 31, 2013.
(3)	Audit Fees are fees billed for professional services rendered by Deloitte for the audit of our consolidated financial statements for the years ended December 31, 2012 and 2011, interim reviews of the consolidated financial statements included in our quarterly reports and fees associated with the offering of the Notes, including the preparation and filing of our Registration Statement on Form S-4 and interim review of the consolidated financial statements included in our quarterly report for the quarter ended March 31, 2013.
(4)	Audit-Related Fees are fees billed for assurance and related services by Deloitte that are reasonably related to the performance of the audit or review of our consolidated financial statements, other than the services reported above under “Audit Fees.” In 2012 and 2011, these fees were primarily related to the professional services rendered in connection with due diligence and internal control over financial reporting.
(5)	Tax Fees are fees billed for professional services rendered by Deloitte for tax advice and tax planning in fiscal year 2012.

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

The following audited consolidated and combined financial statements of Dynacast International Inc. are included in Item 8 of Part II of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Statements of Operations for the Years Ended December 31, 2013 and 2012; Period July 20, 2011 to December 31, 2011; and Period January 1, 2011 to July 19, 2011

Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012; Period July 20, 2011 to December 31, 2011; and Period January 1, 2011 to July 19, 2011

Consolidated Balance Sheets - December 31, 2013 and 2012

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012; Period July 20, 2011 to December 31, 2011; and Period January 1, 2011 to July 19, 2011.

Statements of Stockholders’ Equity for the Years End December 31, 2013 and 2012 and Period July 20, 2011 to December 31, 2011; and Statements of Equity for Period January 1, 2011 to July 19, 2011

Notes to Financial Statements

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(3) Exhibits

See Item 15(b) below.

(b)	Exhibits

Exhibit No.	Description

2.1	Share Purchase Agreement, dated June 5, 2011, by and among Dynacast International Inc. (f/k/a KDI Holdings Inc.), Melrose plc, Melrose Overseas Holdings Limited and Melrose UK 4 Limited (f/k/a Dynacast Investments Limited) (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4, filed on February 13, 2012, File No. 333-179497 (the “Form S-4 Registration Statement”))

3.1	Amended and Restated Certificate of Incorporation of Dynacast International Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)

3.2	Amended and Restated Bylaws of Dynacast International Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4 Registration Statement)

4.1	Indenture, dated July 19, 2011, by and among Dynacast International LLC, Dynacast Finance Inc., the guarantors named therein and Union Bank, N.A., as Trustee and Second Lien Agent (incorporated by reference to Exhibit 4.1 to the Form S-4 Registration Statement)

4.2	Form of Note for 9.25% Senior Secured Second Lien Notes due 2019 (included in indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Form S-4 Registration Statement)

4.3	First Supplemental Indenture, dated February 10, 2012, among Dynacast International LLC, Dynacast Finance Inc., the guarantors named therein and Union Bank, N.A. (incorporated by reference to Exhibit 4.3 to the Form S-4 Registration Statement)

10.1	Purchase Agreement, dated July 19, 2011, by and among Dynacast International LLC, Dynacast Finance Inc., Dynacast International Inc. and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Form S-4 Registration Statement)

10.2	Joinder Agreement, dated July 19, 2011, by and between the Guarantors party thereto and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Form S-4 Registration Statement)

10.3	Registration Rights Agreement, dated July 19, 2011, by and among Dynacast International LLC, Dynacast Finance Inc., Dynacast International Inc., the Guarantors party thereto and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement)

10.4	Management Consulting Agreement, dated July 19, 2011, by and among Dynacast International Inc., Kenner Equity Management, LLC, Izurium Dynacast Ltd, MIHI LLC, W Capital Dynacast LLC, Laurel Crown Dynacast Holdings LLC, Tower Square Capital Partners III, L.P., Tower Square Capital Partners III-A, L.P., Tower Square Capital Partners III-B, L.P and Kenner Equities IV, L.P. (incorporated by reference to Exhibit 10.4 to the Form S-4 Registration Statement)

10.5	Credit Agreement, dated as of July 19, 2011, by and among Dynacast International LLC, as Borrower, the Company, the Other Guarantors party thereto, the Lenders party thereto, JP Morgan Securities LLC, as Arranger, Bookmanager and Documentation Agent, Macquarie Capital (USA) Inc., as Syndication Agent, and JP Morgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 10.5 to the Form S-4 Registration Statement)

10.6	Second Lien Security Agreement dated as of July 19, 2011, made by and among Dynacast International LLC and Dynacast Finance, Inc., the Guarantors party thereto and Union Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.6 to the Form S-4 Registration Statement)

10.7	Intercreditor Agreement, dated as of July 19, 2011, by and among JPMorgan Chase Bank, N.A., as First Lien Collateral Agent, Union Bank, N.A., as Second Lien Collateral Agent, Dynacast International LLC and each of the other Guarantors party thereto (incorporated by reference to Exhibit 10.7 to the Form S-4 Registration Statement)

10.8	Subscription Agreement, dated July 19, 2011, by and among Dynacast International Inc., MIHI LLC, Izurium Dynacast Ltd, W Capital Dynacast LLC, Laurel Crown Dynacast Holdings LLC, Tower Square Capital Partners III, L.P., Tower Square Capital Partners III-A, L.P., Tower Square Capital Partners III-B, L.P., Kenner Equity Management, LLC and Kenner Dynacast Partners L.P. (incorporated by reference to Exhibit 10.8 to the Form S-4 Registration Statement)

Exhibit No.	Description

10.9	Warrant (Series A Preferred Stock), dated July 19, 2011, issued to MIHI LLC (incorporated by reference to Exhibit 10.9 to the Form S-4 Registration Statement)

10.10	Warrant (Series B Preferred Stock), dated July 19, 2011, issued to MIHI LLC (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement)

10.11	Warrant, dated July 19, 2011, issued to Kenner Equity Management, LLC (incorporated by reference to Exhibit 10.11 to the Form S-4 Registration Statement)

10.12	Registration Rights Agreement, dated July 19, 2011, by and between Dynacast International Inc., MIHI LLC, Izurium Dynacast Ltd, W Capital Dynacast LLC, Laurel Crown Dynacast Holdings LLC, Tower Square Capital Partners III, L.P., Tower Square Capital Partners III-A, L.P., Tower Square Capital Partners III-B, L.P., Kenner Equity Management, LLC and Kenner Dynacast Partners L.P. (incorporated by reference to Exhibit 10.12 to the Form S-4 Registration Statement)

10.13*	Form of Management Subscription Agreement between Dynacast International Inc. and each of Simon Newman, Adrian Murphy and David Angell (incorporated by reference to Exhibit 10.13 to the Form S-4 Registration Statement)

10.14*	Employment Agreement, dated July 18, 2011, by and between Dynacast International Inc. and Simon Newman (incorporated by reference to Exhibit 10.14 to the Form S-4 Registration Statement)

10.15*	Employment Agreement, dated July 18, 2011, by and between Dynacast International Inc. and Adrian Murphy (incorporated by reference to Exhibit 10.15 to the Form S-4 Registration Statement)

10.16*	Employment Agreement, dated July 18, 2011, by and between Dynacast International Inc. and David Angell (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement)

10.17*	Form of Restricted Stock Unit Award Agreement issued to Simon Newman, Adrian Murphy, David Angell and Josef Ungerhofer (incorporated by reference to Exhibit 10.17 to the Form S-4 Registration Statement)

10.18	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Form S-4 Registration Statement)

10.19	Amendment No. 1 to Registration Rights Agreement, dated February 7, 2012, by and among Dynacast International LLC., Dynacast Finance Inc., Dynacast International Inc. and the other guarantors party thereto (incorporated by reference to Exhibit 10.19 to the Form S-4 Registration Statement)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report for the year ended December 31, 2012)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link Database

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2014.

DYNACAST INTERNATIONAL INC.

By:	/s/ Simon J. Newman
	Name:	Simon J. Newman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of March, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

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