Form 10-Q
period 2014-03-31
Dynacast International Inc.
filed 2014-05-12
CIK 1540563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, there was no public trading market for the registrant’s common stock. There were 171,500 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
(in millions of dollars)		(As Recast)
Net sales	$151.3	$139.7
Costs of goods sold	(116.9)	(103.9)

Gross margin	34.4	35.8
Operating expenses:
Selling, general and administrative	(17.8)	(16.5)

Total operating expenses	(17.8)	(16.5)

Operating income	16.6	19.3
Other income (expense):
Interest expense	(11.4)	(13.0)
Other expense, net	(2.0)	(2.5)

Income before income taxes	3.2	3.8
Income tax expense	(2.9)	(4.2)

Net income (loss)	0.3	(0.4)
Less: net income attributable to non-controlling interests	(0.1)	(0.1)

Net income (loss) attributable to controlling stockholders	$0.2	$(0.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
(in millions of dollars)		(As Recast)
Net income (loss)	$0.3	$(0.4)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax expense of $-0- and $(0.8), respectively	(1.6)	(8.4)
Pension, net of tax benefit of $-0- and $-0-, respectively	0.1	—
Unrealized losses on cash flow hedges, net of tax of $-0- and $-0-, respectively	(0.3)	(0.1)

Total	(1.8)	(8.5)

Comprehensive loss	(1.5)	(8.9)

Less: comprehensive (income) loss attributable to non-controlling interests	(0.2)	0.2

Comprehensive loss attributable to controlling stockholders	$(1.7)	$(8.7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in millons of dollars)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$25.1	$36.8
Accounts receivable, net	98.5	97.0
Inventory	45.6	45.0
Prepaids and other assets	12.6	15.2
Deferred income taxes	6.0	4.9

Total current assets	187.8	198.9
Property and equipment, net	149.1	148.7
Intangible assets, net	244.3	249.0
Goodwill	246.0	246.7
Deferred financing costs, net	14.7	15.7
Deferred income taxes	5.2	5.1
Other assets	4.6	4.6

Total assets	$851.7	$868.7

Liabilities and Equity
Current liabilities
Accounts payable	$61.3	$67.7
Income taxes payable	4.3	5.8
Accrued expenses and other liabilities	48.2	53.4
Accrued interest	6.9	15.0
Deferred revenue	13.3	12.2
Current portion of accrued pension and retirement benefit obligations	0.9	0.8
Current portion of long-term debt	7.5	5.6
Deferred income taxes	1.5	0.4

Total current liabilities	143.9	160.9
Accrued interest and dividends	17.9	17.9
Accrued pension and retirement benefit obligations, net	22.5	22.5
Long-term debt, net	382.8	384.7
Mandatorily redeemable preferred stock	53.0	53.0
Warrants	17.6	15.6
Deferred income taxes	67.9	68.9
Other liabilities	12.0	9.7

Total liabilities	717.6	733.2

Puttable common stock	1.5	1.5
Commitments and contingencies
Equity
Common stock	0.2	0.2
Additional paid-in capital	167.5	167.5
Accumulated foreign currency translation adjustment, net	(12.1)	(10.5)
Unrealized losses on cash flow hedges, net	(0.5)	(0.2)
Cumulative unrealized pension losses, net	(2.2)	(2.3)
Accumulated deficit	(24.6)	(24.8)

Total equity attributable to controlling stockholders	128.3	129.9

Non-controlling interests	4.3	4.1

Total equity	132.6	134.0

Total liabilities and equity	$851.7	$868.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
(in millions of dollars)		(As Recast)
Cash flows from operating activities
Net income (loss)	$0.3	$(0.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9.7	8.4
Amortization of deferred financing costs	1.0	1.6
Deferred income taxes	(0.7)	(1.6)
Change in fair value of warrants	2.0	2.5
Dividends on mandatorily redeemable preferred stock	1.8	2.2
Other	0.2	0.1
Changes in operating assets and liabilities:
Accounts receivable	(1.9)	(6.5)
Inventory	(0.9)	(1.2)
Prepaids and other assets	2.4	(0.4)
Accounts payable	(6.2)	(7.2)
Income taxes payable	(0.1)	1.8
Accrued expenses	(0.4)	1.1
Accrued interest and dividends	(8.1)	(7.9)
Other	(1.3)	5.4

Net cash flows used in operating activities	(2.2)	(2.1)

Cash flows from investing activities
Capital expenditures	(7.5)	(7.2)
Settlement of derivative contracts	(0.2)	—

Net cash flows used in investing activities	(7.7)	(7.2)

Cash flows from financing activities
Draws on revolver	—	9.0
Repayments on revolver	—	(7.0)
Draws on line of credit	2.7	1.0
Repayments on line of credit	(2.7)	—
Repayments on long-term debt	—	(1.3)
Dividends paid to holders of mandatorily redeemable preferred stock	(1.8)	—

Net cash flows (used in) provided by financing activities	(1.8)	1.7

Effect of exchange rate changes on cash and cash equivalents	—	(0.3)
Net change in cash and cash equivalents	(11.7)	(7.9)
Cash and cash equivalents
Beginning of period	36.8	28.0

End of period	$25.1	$20.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2014

	Common Stock
	Number of		Additional	Accumulated	Accumulated Other Comprehensive	Non-controlling
(in millions of dollars, except share data)	Shares	Value	Paid-in Capital	Deficit	Loss	Interests	Total
Beginning Balance at December 31, 2013	170,000	$0.2	$167.5	$(24.8)	$(13.0)	$4.1	$134.0

Net income	—	—	—	0.2	—	0.1	0.3
Other comprehensive loss, net of tax	—	—	—	—	(1.8)	0.1	(1.7)

Total comprehensive (loss) income	—	—	—	0.2	(1.8)	0.2	(1.4)

Balance at March 31, 2014	170,000	0.2	167.5	(24.6)	(14.8)	4.3	132.6

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the financial position and results of operations. Operating results for the three-months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and the footnotes thereto included in the Company’s Form 10-K filed with the SEC on March 14, 2014.

Reclassification

Certain prior period amounts have been reclassified to conform to current classifications. Accrued dividends on mandatorily redeemable preferred stock has been reclassified to adjustments to reconcile net loss to net cash flows used in operating activities for the three months ended March 31, 2013 from changes in operating assets and liabilities with no impact on net cash flows used in operating activities.

Accounting and Disclosure Changes

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.

In March 2013, the FASB issued an ASU that indicates when the cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released to earnings. The CTA should be released when an entity sells a foreign subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity. The CTA should also be released when an entity no longer has a controlling financial interest in an investment in a foreign entity. This guidance, which is effective for the Company in fiscal 2014 on a prospective basis, does not have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued an ASU which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carry-forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry-forward under the tax law. This guidance, which is effective for the Company in fiscal 2014 on a prospective basis, does not have a significant impact on our consolidated financial statements.

In September 2013, the Internal Revenue Service released final tangible property regulations under the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property. These regulations will be effective for the Company’s fiscal year ending December 31, 2015. Taxpayers may elect to apply them to tax years beginning on or after January 1, 2012. The Company is currently evaluating the impact that these regulations will have on the Company’s consolidated financial statements.

3. Inventory

Inventory, which is stated at the lower of cost or market using the weighted average cost method, was comprised of the following components as of:

(in millions of dollars)	March 31, 2014	December 31, 2013
Raw materials	$9.1	$8.7
Work-in-progress	16.7	15.5
Finished goods	19.8	20.8

Total	$45.6	$45.0

Effective in the third quarter of 2013, the Company changed its method of accounting for domestic inventories from the last-in, first-out (“LIFO”) method to the weighted average cost method. Management believes the weighted average cost method is preferable in that it:

•	conforms all of the Company’s inventories to principally a single costing method across the Company’s operating and reporting segments for both financial reporting and income tax purposes;

•	provides a more meaningful presentation of financial position and better reflects the current value of inventories on the Company’s consolidated balance sheet;

•	simplifies the valuation of inventories and cost of goods sold and reduces the risk of inaccuracy associated with the manual LIFO calculations at year-end; and

•	conforms to the methodology widely utilized and recognized in the industry, thus allowing for better comparisons among the Company’s competitors.

In accordance with the prescribed guidance for accounting changes, all prior periods presented have been retrospectively adjusted to apply the new method of accounting.

Our condensed consolidated statement of operations for the three-months ended March 31, 2013 was adjusted as follows:

	For the Three Months Ended March 31, 2013
(in millions of dollars)	As Originally Reported	As Adjusted
Costs of goods sold	$(104.7)	$(103.9)
Operating income	$18.5	$19.3
Net loss	$(1.2)	$(0.4)

Our condensed consolidated statement of cash flows for the three-months ended March 31, 2013 was adjusted as follows:

	For the Three Months Ended March 31, 2013
(in millions of dollars)	As Originally Reported	As Adjusted
Net loss	$(1.2)	$(0.4)
Inventory	$(0.4)	$(1.2)

The change in inventory accounting from LIFO to the weighted average cost method had no effect on income tax expense for the three months ended March 31, 2013 due to the Company’s net operating loss carry-forward and related valuation allowances for the period.

4. Intangible Assets

The Company’s intangible assets primarily relate to customer relationships, technology and indefinite-lived trade names within each of the Company’s segments.

Intangible assets and related accumulated amortization included the following activity during the three months ended March 31, 2014:

	Customer		Trade	Computer
(in millions of dollars)	Relationships	Technology	Names	Software	Total
Gross carrying amount at January 1, 2014	$178.1	$54.6	$54.6	$1.5	$288.8
Foreign currency translation	(0.6)	(0.1)	(0.1)	—	(0.8)

Balance at March 31, 2014	177.5	54.5	54.5	1.5	288.0

Gross accumulated amortization at January 1, 2014	(30.4)	(8.9)	—	(0.5)	(39.8)
Amortization expense	(3.0)	(0.9)	—	(0.1)	(4.0)
Foreign currency translation	0.1	—	—	—	0.1

Balance at March 31, 2014	(33.3)	(9.8)	—	(0.6)	(43.7)

Net book value at March 31, 2014	$144.2	$44.7	$54.5	$0.9	$244.3

Intangible assets and related accumulated amortization included the following activity during the year ended December 31, 2013:

	Customer		Trade	Computer
(in millions of dollars)	Relationships	Technology	Names	Software	Total
Gross carrying amount at January 1, 2013	$176.7	$53.9	$53.9	$0.8	$285.3
Additions during the year	0.2	—	—	0.7	0.9
Foreign currency translation	1.2	0.7	0.7	—	2.6

Balance at December 31, 2013	178.1	54.6	54.6	1.5	288.8

Gross accumulated amortization at January 1, 2013	(17.9)	(5.2)	—	(0.3)	(23.4)
Amortization expense	(12.2)	(3.6)	—	(0.2)	(16.0)
Foreign currency translation	(0.3)	(0.1)	—	—	(0.4)

Balance at December 31, 2013	(30.4)	(8.9)	—	(0.5)	(39.8)

Net book value at December 31, 2013	$147.7	$45.7	$54.6	$1.0	$249.0

Amortization expense for intangible assets for the three months ended March 31, 2013 was $3.9 million.

The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows:

(in millions of dollars)
Remainder of 2014	$11.8
2015	15.7
2016	15.3
2017	14.8
2018	14.5
Thereafter	117.7

$189.8

5. Goodwill

Goodwill included the following activity for the periods shown below:

(in millions of dollars)	Asia Pacific	Europe	North America	Total
Balance at January 1, 2013	$74.8	$121.1	$46.9	$242.8
Foreign currency translation	(0.6)	5.3	(0.8)	3.9

Balance at December 31, 2013	74.2	126.4	46.1	246.7

Foreign currency translation	(0.2)	(0.1)	(0.4)	(0.7)

Balance at March 31, 2014	$74.0	$126.3	$45.7	$246.0

6. Derivatives

The use of derivative financial instruments exposes the Company to market risk related to foreign currency exchange rates. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities. The term of foreign exchange contracts as of March 31, 2014 ranged from one to 34 months.

The Company reports its derivative positions on the condensed consolidated balance sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. See Note 10 for further information.

The following table sets forth the fair value of the Company’s derivative contracts recorded on the condensed consolidated balance sheets as of:

(in millions of dollars)	Condensed Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign exchange forward contracts	Accrued expenses and other liabilities	$1.3	$3.7
	Other noncurrent liabilities	2.2	—

Total		$3.5	$3.7

(in millions of dollars)	Condensed Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign exchange forward contracts (losses) gains	Accumulated foreign currency translation adjustment, net	$(1.3)	$(1.5)
Foreign exchange forward contracts (losses) gains	Unrealized (loss) on cash flow hedges, net	(0.5)	(0.2)

Total		$(1.8)	$(1.7)

The following tables set forth the impact that changes in fair values of derivative contracts, designated as net investment and cash flow hedges, had on other comprehensive income (loss) and results for the periods presented below:

	Condensed Statements of	For the Three Months Ended
(in millions of dollars)	Operations Location	March 31, 2014	March 31, 2013
Foreign exchange forward contracts gains	Selling, general and administrative expense	$—	$0.1

Total		$—	$0.1

	Condensed Statements of	For the Three Months Ended
(in millions of dollars)	Comprehensive Income Location	March 31, 2014	March 31, 2013
Foreign exchange forward contracts gains	Foreign currency translation adjustment, net of tax expense	$0.2	$1.6
Foreign exchange forward contracts (losses)	Unrealized losses on cash flow hedges, net of tax	(0.3)	—

Total		$(0.1)	$1.6

As of March 31, 2014 and December 31, 2013 the Company had an aggregate outstanding notional amount of approximately $59.7 and $65.6 million, respectively, in foreign exchange contracts.

7. Debt

Long-term debt was comprised of the following components as of:

	March 31, 2014			December 31, 2013
	Commitment	Due	Balance	Balance
(in millions of dollars)	Amount	Date	Outstanding	Outstanding
2019 Notes (1) (2)	$350.0	July 15, 2019	$350.0	$350.0
ERP Loan (12)	5.9	December 31, 2018	5.9	5.9
Credit Facility (3) (10)
Term Loan (3) (4) (5) (6) (10) (11)	50.0	July 19, 2016	34.4	34.4
Revolvler (3) (4) (5) (6) (7) (8) (9) (10) (11)	50.0	July 19, 2016	—	—
Letter of Credit Facility (8) (9) (11)
Chartis Casualty Company	2.8	July 19, 2014	—	—
Zurich American Insurance Company	0.1	July 19, 2014	—	—
Line of Credit	1.6	January 3, 2015	—	—

			390.3	390.3
Less: current portion			(7.5)	(5.6)

Total			$382.8	$384.7

(1)	The 9.25% Senior Secured Second Lien Notes due 2019 (the “2019 Notes”) were co-issued by Dynacast International LLC (“Dynacast International”) and Dynacast Finance Inc. (“Dynacast Finance” and collectively the “Issuers”), each a wholly-owned subsidiary of the Company. The 2019 Notes are guaranteed on a senior secured basis by the Company and all of the Company’s direct and indirect domestic subsidiaries that guarantee the obligations of Dynacast International under the Credit Facility, as defined below (Note 15). The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether now owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances.
(2)	Interest on the 2019 Notes is fixed at 9.25% with interest payments due semi-annually on January 15th and July 15th. Interest accrued from July 19, 2011. Principal payment is due on July 15, 2019.
(3)	The Company has a Credit Facility which is comprised of a senior secured first-lien revolving credit facility (the “Revolver”) for $50.0 million which is available for working capital purposes, including the provision of letters of credit and a $50.0 million senior secured first-lien term loan (the “Term Loan”). Outstanding balances under the Term Loan and the Revolver bear interest at a rate equal to, at the Company’s option, either (i) the alternative base rate (“ABR”) plus the applicable margin (4) for ABR loans; or (ii) Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus applicable margin(5) for Eurodollar loans. Principal payments on the Term Loan are due quarterly. Principal payment on the Revolver is due July 19, 2016.
(4)	The ABR is equal to the greatest of (a) the base rate in effect for such day, (b) federal funds effective rate in effect on such day plus 0.50% or (c) the Adjusted LIBOR for an interest period of one-month beginning on such day plus 100 basis points; provided that the ABR shall be deemed to be not less that 2.50% per annum. The ABR for each of the three months ended March 31, 2014 and 2013 was 3.25%.
(5)	Adjusted LIBOR with respect to any borrowing comprised of Eurodollar loans (“Eurodollar Borrowing”) for any interest period is (a) an interest rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) determined by JPMorgan Chase Bank as “Administrative Agent” under the Credit Facility to be equal to the LIBOR for such Eurodollar Borrowing in effect for such interest period divided by (b) 1 minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the Adjusted LIBOR shall be deemed to be not less than 1.50% per annum. The Adjusted LIBOR for each of the three-months ended March 31, 2014 and 2013 was 1.5%.
(6)	The applicable margin, effective August 23, 2013, with respect to any outstanding balances under the Term Loan or Revolver is 3.25% and 4.25% for ABR and Eurodollar Borrowings, respectively, subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the Administrative Agent of the quarterly or annual financial statements. The applicable margin at March 31, 2013 with respect to any outstanding balances under the Term Loan or Revolver was 3.50% and 4.50% for ABR and Eurodollar Borrowings, respectively.
(7)	The commitment fee for the Revolver is 0.50%, effective August 23, 2013, on the average daily unused amount of the Revolver commitment subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the Administrative Agent of the quarterly or annual financial statements. The commitment fee at March 31, 2013 for the Revolver was 0.75% on the average daily unused amount of revolving commitment.
(8)	The letter of credit participation fee to any Revolver lender with respect to its participation in the Credit Facility is a rate equal to the applicable margin used to determine the interest rate on Eurodollar Borrowings on the average daily amount of such lender’s letter of credit exposure, which is defined as the aggregate undrawn amount of all outstanding letters of credit plus aggregate principal amount of all reimbursement obligations outstanding.

(9)	The fronting fee to any issuing bank in its capacity as an issuer of letters of credit is 0.25% on the average daily amount of letter of credit exposure.
(10)	With respect to any ABR Term or Revolver loan, interest is payable on the last business day of March, June, September and December of each year. With respect to any Eurodollar Borrowing Term or Revolver loan, interest is payable on the last day of the interest period as defined in the Credit Facility. For Eurodollar Borrowings with interest periods greater than three months, interest is payable in intervals of every three months.
(11)	Accrued fees are payable in arrears on the last business day of March, June, September and December of each year.
(12)	The ERP Fonds Austria Wirtschaftsservice loan (the “ERP Loan”) was received in connection with the investment in a new aluminum die-casting facility in Austria. Interest is fixed at 0.50% from January 1, 2012 to June 30, 2015 and at 1.5% from July 1, 2015 to December 31, 2018 with interest payments due quarterly. Interest accrued from June 18, 2013 when the ERP Loan was drawn. Principal payments are due semi-annually beginning June 30, 2015. A guarantee fee of 0.30% is charged quarterly in advance on the outstanding ERP Loan balance.

The letter of credit commitment under the Revolver is $10.0 million; however, at no time can the Company’s Revolver exposure, which is defined as the aggregate principal amount of all outstanding Revolver loans plus the aggregate amount of the Company’s letter of credit exposure, which is defined as the sum of (a) the aggregate undrawn amount of all outstanding letters of credit plus (b) the aggregate principal amount of all letter of credit reimbursement obligations, exceed the total Revolver commitment of $50.0 million. As of March 31, 2014, the Company had approximately $7.1 million available under the letter of credit commitments (Note 13). In addition to the letter of credit commitment under the Credit Facility, the Company has a line of credit in China for approximately $1.6 million under which no amounts are outstanding at March 31, 2014 and December 31, 2013.

Future minimum principal payments as of March 31, 2014 are as follows:

(in millions of dollars)
Remainder of 2014	$5.6
2015	17.7
2016	14.0
2017	1.5
2018	1.5
Thereafter	350.0

Total	$390.3

The interest rate for the Term Loan and Revolver was 5.75% and 6.0% for the three months ended March 31, 2014 and 2013, respectively.

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

The Company amended its Credit Facility in March 2014 to allow cash dividends on the Series A Convertible Mandatorily Redeemable Preferred Stock, $0.001 par value per share, (“Series A Preferred Stock”) and the Series B Redeemable Preferred Stock, $0.001 par value per share, (“Series B Preferred Stock”), subject to maintaining a specified leverage ratio after reflecting the cash dividends paid.

The Company is also subject to a maximum total leverage ratio and minimum interest coverage ratio under the Credit Facility. As of March 31, 2014 the Company is in compliance with these covenants. There are no financial covenants associated with the 2019 Notes or the ERP Loan.

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

8. Employee Benefit and Retirement Plans

The following table presents components of the Company’s pension cost for the periods shown below:

	For the Three Months Ended
(in millions of dollars)	March 31, 2014	March 31, 2013
Service cost-benefits earned during the period	$0.3	$0.3
Interest cost on projected benefit obligation	0.3	0.3
Expected return on plan assets	(0.2)	(0.2)

Net periodic pension cost	$0.4	$0.4

9. Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s tax expense for the three-months ended March 31, 2014 was favorably impacted by a decrease in the valuation allowance for a tax jurisdiction with tax losses where the tax benefit could not be recognized and negatively impacted by the non-deductible interest expense associated with the mandatorily redeemable preferred stock (Note 11) and the change in the fair value of the Company’s warrants (Note 10).

10. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of:

	March 31, 2014
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Mutual funds (1)	$2.3	$2.3	$—	$—
Equity (1)	0.1	0.1	—	—

Total	$2.4	$2.4	$—	$—

Liabilities
Warrants	17.6	—	—	17.6
Foreign exchange forward contracts (1) (2)	3.5	—	3.5	—

Total	$21.1	$—	$3.5	$17.6

(1)	Included in other noncurrent assets/liabilities on the accompanying condensed consolidated balance sheets.
(2)	See Note 6 for further information.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the three months ended March 31, 2014:

(in millions of dollars)
Fair value of warrants at January 1, 2014	$15.6
Unrealized change during period	2.0

Fair value of warrants at March 31, 2014	$17.6

The unrealized change in the fair value of warrants is included in other expense in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2013 the unrealized change in the fair value of warrants was $2.5 million.

The following table summarizes the significant unobservable inputs in the warrant valuation:

	Fair Value as of		Unobservable
(in millions of dollars)	March 31, 2014	Valuation Technique	Input	Range (Weighted Average)
Warrants	$17.6	Option Pricing	Discount Rate (3)	11.75% - 12.75% (12.00%)
			Volatility (1)	60.0% - 65.0%
			EBITDA Multiples (2)	6.5x - 7.5x (7.0)
			Enterprise Value	$852.8 - $976.0 ($914.4)
			Liquidity Event (3)	7 to 10 years (7 years)

(1)	Volatility was 60% for the Kenner Equity Management, LLC (“Kenner”) warrants and 65% for MIHI LLC (“Macquarie”) warrants.
(2)	Before control premium.
(3)	Not based on weighted average.

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of:

	December 31, 2013
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Mutual funds (1)	$2.3	$2.3	$—	$—
Equity (1)	0.1	0.1	—	—

Total	$2.4	$2.4	$—	$—

Liabilities
Warrants	15.6	—	—	15.6
Foreign exchange forward contracts (1) (2)	3.7	—	3.7	—

Total	$19.3	$—	$3.7	$15.6

(1)	Included in other noncurrent assets/liabilities on the accompanying condensed consolidated balance sheets.
(2)	See Note 6 for further information.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the year ended December 31, 2013:

(in millions of dollars)
Fair value of warrants at January 1, 2013	$9.5
Unrealized change during period	6.1

Fair value of warrants at December 31, 2013	$15.6

The following table summarizes the significant unobservable inputs in the warrant valuation:

	Fair Value as of		Unobservable
(in millions of dollars)	December 31, 2013	Valuation Technique	Input	Range (Weighted Average)
Warrants	$15.6	Option Pricing	Discount Rate	12.25% - 13.25% (12.75%)
			Volatility (1)	60.0% - 65.0%
			EBITDA Multiples (2)	6.25 x to 7.25 x (6.75)
			Enterprise Value	$799.4 - $915.4 ($857.4)
			Liquidity Event (3)	7 to 10 years (7 years)

(1)	Volatility was 60.0% for the Kenner Equity Management, LLC (“Kenner”) warrants and 65.0% for MIHI LLC (“Macquarie”) warrants.
(2)	Before control premium.
(3)	Not based on weighted average.

Other Financial Instruments

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying values for current financial assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of such instruments.

The fair value of the 2019 Notes as of March 31, 2014 and December 31, 2013 was $388.9 and $385.9 million, respectively, based on available market information. The fair value of the ERP Loan as of March 31, 2014 was $5.6 million based on available market information. The carrying amounts of all other significant debt, including the Term Loan and the Revolver approximate fair value based on the variable nature of the interest thereupon and the consistency of the Company’s market spreads since the debt’s issuance.

11. Redeemable Common and Preferred Stock and Warrants

Series A Preferred Stock

On July 19, 2011 (the “Acquisition Date”), the Company issued 26,500 shares of Series A Preferred Stock to Macquarie. The Series A Preferred Stock participates pari passu Series B Preferred Stock as to dividends and liquidation preference, and was generally entitled to receive dividends of up to 14.0% (12.0% if the dividends were paid when declared) of the Series A Preferred Stock’s liquidation preference per year through April 10, 2013. On April 11, 2013, the Company amended its certificate of incorporation to, among other things, reduce the dividend rate payable on the Company’s Series A Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of the Series A Preferred Stock’s liquidation preference. Dividends are payable quarterly at the option of the Company or upon redemption. See Note 12 for further information.

For the three months ended March 31, 2014 and 2013, the Company incurred approximately $0.9 and $1.1 million in interest expense, respectively, related to the Series A Preferred Stock. As of March 31, 2014 and December 31, 2013 approximately $9.0 million in Series A Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheets.

The Series A Preferred Stock was classified as temporary stockholders’ equity at the Acquisition Date (rather than as a liability) as the shares were convertible to common stock for a period of time. Macquarie did not convert the Series A Preferred Stock into common stock within the required time period. Accordingly, as the Series A Preferred Stock is subject to mandatory redemption on July 19, 2021, the Series A Preferred Stock was reclassified from temporary stockholders’ equity to a long-term liability as of January 16, 2012.

Series B Preferred Stock

On the Acquisition Date, the Company issued 26,500 shares of Series B Preferred Stock to Macquarie. The Series B Preferred Stock participates pari passu with the Series A Preferred Stock as to dividends and liquidation preference, and was generally entitled to receive dividends of up to 14.0% (12.0% if the dividends were paid when declared) of the Series B Preferred Stock’s liquidation preference per year through April 10, 2013. On April 11, 2013 the Company amended its certificate of incorporation to, among other things, reduce the dividend rate payable on the Company’s Series B Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of the Series B Preferred Stock’s liquidation preference. Dividends are payable quarterly at the option of the Company or upon redemption. See Note 12 for further information.

For the three months ended March 31, 2014 and 2013, the Company incurred approximately $0.9 and $1.1 million in interest expense related to the Series B Preferred Stock, respectively. As of March 31, 2014 and December 31, 2013 approximately $9.0 million in Series B Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheets.

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

Macquarie Warrants

In conjunction with the acquisition, the Company granted 3,960 warrants to Macquarie for the purchase of the Company’s common stock at an exercise price of $0.001. The Macquarie warrants expire on the tenth anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement dated July 19, 2011 (the “Security Holders Agreement”). The Macquarie warrants contain a contingent put right which enables the holders of the warrants to require the Company to redeem the warrants at $1,000 per warrant share in the event that either the Series A Preferred Stock or Series B Preferred Stock are redeemed. In addition, the Macquarie warrants also contain non-standard ownership dilution protection in events in which additional shares of common stock are issued to shareholders other than Macquarie. These warrants are classified as long-term and measured at fair value in the statement of financial position at March 31, 2014 and December 31, 2013, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in other income (expense) in the results of operations.

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

Similar to the Macquarie warrants, the Kenner warrants also contain non-standard ownership dilution protection in events where additional shares of common stock are issued to shareholders other than Kenner. These warrants are classified as long-term and measured at fair value in the statement of financial position at March 31, 2014 and December 31, 2013, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in other income (expense) in the results of operations.

12. Related Parties

Management Consulting Agreement

The Company has a management consulting agreement (the “Consulting Agreement”) with Kenner and other co-investors in the Company (collectively the “Consultants”). Under the terms of the Consulting Agreement, the Company will pay $1.0 million to Kenner and $1.5 million in aggregate to the Consultants annually. The Consulting Agreement is for successive one-year terms which automatically renew unless terminated in advance. The Company recognized approximately $0.6 million of management fee expense during each of the three-month periods ended March 31, 2014 and 2013, which is recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013 approximately $0.6 million in Consulting Agreement fees is classified as current included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

As consideration to amend certain of the terms of the certificate of incorporation relating to the Series A Preferred Stock and the Series B Preferred Stock (Note 11) the Company paid an affiliate of Macquarie a $0.5 million debt advisory fee and granted the same affiliate of Macquarie or its designee the right to act as lead underwriter, lead initial purchaser, lead arranger, lead placement agent, financial advisor or dealer manager, as the case may be, with respect to certain transactions during the one-year period beginning on April 11, 2013. The Company capitalized the $0.5 million debt advisory fee which will be amortized through July 19, 2021, the mandatory redemption date of the Series A Preferred Stock and the Series B Preferred Stock.

13. Commitments and Contingencies

Guarantees

As of March 31, 2014 and December 31, 2013 the Company had two stand-by letters of credit under the Revolver with various banks for approximately $2.9 million securing the Company’s performance of obligations primarily related to workers’ compensation (Note 7).

Billings in Excess of Costs

As of March 31, 2014 and December 31, 2013 the Company had approximately $3.1 and $5.3 million, respectively in billing in excess of costs which represents cash collected from customers and billings to customers in advance of work performed which is classified as current and included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

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

Inter-segment sales are not material, thus are not presented separately in the analysis below.

Net Sales

	For the Three Months Ended
(in millions of dollars)	March 31, 2014	March 31, 2013
Asia Pacific	$56.9	$50.7
Europe	51.4	46.0
North America	43.0	43.0

Total	$151.3	$139.7

Segment Operating Income

The Company’s management evaluates the performance of its geographical segments on an operating income basis before income taxes, interest and certain corporate transactions which are not allocated to the geographical segments.

The tables below reconcile segment operating income to operating income for the periods presented, which in the opinion of the Company’s management is the most comparable U.S. GAAP measurement.

	For the Three Months Ended
	March 31, 2014	March 31, 2013
(in millions of dollars)		(As Recast)
Asia Pacific	$7.4	$7.4
Europe	6.6	5.9
North America	6.6	9.6

Segment Operating Income	20.6	22.9
Corporate	(4.0)	(3.5)

	16.6	19.4
Fixed asset disposals	—	(0.1)

Operating income	$16.6	$19.3

Total Assets

(in millions of dollars)	March 31, 2014	December 31, 2013
Asia Pacific	$295.6	$306.2
Europe	428.9	422.8
North America	207.9	206.8
Corporate/Eliminations	(80.7)	(67.1)

Total Segment Assets	$851.7	$868.7

Depreciation and Amortization

	For the Three Months Ended
(in millions of dollars)	March 31, 2014	March 31, 2013
Asia Pacific	$3.5	$3.1
Europe	3.9	3.3
North America	2.3	1.9

Total Segment	9.7	8.3
Corporate	—	0.1

Total	$9.7	$8.4

Capital Expenditures

	For the Three Months Ended
(in millions of dollars)	March 31, 2014	March 31, 2013
Asia Pacific	$3.2	$2.0
Europe	2.6	0.8
North America	1.6	2.2

Total Segment	7.4	5.0
Corporate	0.1	0.1

Total	$7.5	$5.1

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

The following supplemental condensed combining financial information sets forth, on a combining basis, balance sheets, statements of operations and statements of cash flows for the Parent, the Issuers, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Parent and its subsidiaries. The condensed combining financial information has been prepared on the same basis as the condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2014 and 2013 and as of December 31, 2013. The Parent, the Issuers and the guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column, the Issuers column and the Guarantor column reflect the equity in net earnings/losses of its subsidiary guarantors and subsidiary non-guarantors, as appropriate.

During the three months ended March 31, 2014, mandatorily redeemable equity certificates between the guarantors and non-guarantors in the amount of $132.4 million were converted to intercompany loans in a non-cash transaction between the guarantors and the non-guarantors. Additionally, $23.5 million of intercompany loans among the issuers, the guarantors, and non-guarantors were settled in a non-cash settlement of the loans through the conversion of the loans to equity. There were no similar non-cash transactions during the corresponding period in the prior year. As these are non-cash transactions, these transactions are not included in the condensed combining statement of cash flows for the three months ended March 31, 2014.

Condensed Combining Statement of Operations

	For the Three Months Ended March 31, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	—	—	$26.5	$126.3	$(1.5)	$151.3
Costs of goods sold	—	—	(21.0)	(97.4)	1.5	(116.9)

Gross margin	—	—	5.5	28.9	—	34.4
Operating expenses:
Selling, general and administrative expense	(1.3)	—	(4.9)	(11.6)	—	(17.8)

Total operating expenses	(1.3)	—	(4.9)	(11.6)	—	(17.8)

Operating (loss) income	(1.3)	—	0.6	17.3	—	16.6
Other income (expense):
Interest and other (expense) income, net	(3.8)	(10.4)	7.6	(6.8)	—	(13.4)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(5.1)	(10.4)	8.2	10.5	—	3.2
Income tax benefit (expense)	0.7	5.7	(6.4)	(2.9)	—	(2.9)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(4.4)	(4.7)	1.8	7.6	—	0.3
Equity in net earnings of unconsolidated subsidiaries	4.6	9.3	7.5	—	(21.4)	—

Net income	0.2	4.6	9.3	7.6	(21.4)	0.3
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Net income attributable to controlling stockholders	$0.2	$4.6	$9.3	$7.5	$(21.4)	$0.2

Total comprehensive loss	$(1.5)	$2.8	$7.3	$5.3	$(15.4)	$(1.5)

Condensed Combining Statement of Operations

	For the Three Months Ended March 31, 2013
	(As Recast)
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$27.0	$114.0	$(1.3)	$139.7
Costs of goods sold	—	—	(19.4)	(85.8)	1.3	(103.9)

Gross margin	—	—	7.6	28.2	—	35.8
Operating expenses:
Selling, general and administrative expense	(1.4)	(0.1)	(4.3)	(10.7)	—	(16.5)

Total operating expenses	(1.4)	(0.1)	(4.3)	(10.7)	—	(16.5)

Operating (loss) income	(1.4)	(0.1)	3.3	17.5	—	19.3
Other income (expense):
Interest and other (expense) income, net	(4.8)	(11.4)	3.9	(3.2)	—	(15.5)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(6.2)	(11.5)	7.2	14.3	—	3.8
Income tax benefit (expense)	0.7	6.5	(6.4)	(5.0)	—	(4.2)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(5.5)	(5.0)	0.8	9.3	—	(0.4)
Equity in net earnings of unconsolidated subsidiaries	5.0	10.0	9.2	—	(24.2)	—

Net (loss) income	(0.5)	5.0	10.0	9.3	(24.2)	(0.4)
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Net (loss) income attributable to controlling stockholders	$(0.5)	$5.0	$10.0	$9.2	$(24.2)	$(0.5)

Total comprehensive loss	$(8.9)	$(3.6)	$(0.3)	$(1.0)	$4.9	$(8.9)

Condensed Combining Balance Sheet

	As of March 31, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$1.2	$0.2	$23.7	$—	$25.1
Accounts receivable, net	—	—	17.3	81.2	—	98.5
Inventory	—	—	6.7	38.9	—	45.6
Prepaids and other assets	0.1	0.8	3.6	13.2	(5.1)	12.6
Deferred income taxes	—	—	3.7	2.3	—	6.0

Total current assets	0.1	2.0	31.5	159.3	(5.1)	187.8
Property and equipment, net	0.1	—	26.7	122.3	—	149.1
Intangible assets, net	—	—	25.4	218.9	—	244.3
Goodwill	—	—	30.8	215.2	—	246.0
Other assets	248.1	661.1	539.0	35.4	(1,459.1)	24.5

Total assets	$248.3	$663.1	$653.4	$751.1	$(1,464.2)	$851.7

Liabilities and Equity
Current liabilities
Accounts payable	$0.9	$—	$7.4	$53.0	$—	$61.3
Income taxes payable	—	—	—	4.3	—	4.3
Accrued expenses and other liabilities	0.9	1.3	10.6	40.6	(5.2)	48.2
Accrued interest	—	6.9	—	—	—	6.9
Deferred revenue	—	—	3.7	9.6	—	13.3
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.9	—	0.9
Current portion of long-term debt	—	7.5	—	—	—	7.5
Deferred income taxes	—	1.1	—	0.4	—	1.5

Total current liabilities	1.8	16.8	21.7	108.8	(5.2)	143.9
Accrued interest and dividends	17.9	—	—	—	—	17.9
Accrued pension and retirement benefit obligations, net	—	—	1.8	20.7	—	22.5
Notes payable to affiliate, net	28.2	25.5	11.1	142.4	(207.2)	—
Long-term debt, net	—	376.9	—	5.9	—	382.8
Mandatorily redeemable preferred stock	53.0	—	—	151.1	(151.1)	53.0
Warrants	17.6	—	—	—	—	17.6
Deferred income taxes	—	—	50.3	64.2	(46.6)	67.9
Other liabilities	—	2.2	3.5	6.3	—	12.0

Total liabilities	118.5	421.4	88.4	499.4	(410.1)	717.6

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—
Puttable common stock	1.5	—	—	—	—	1.5
Equity
Total equity attributable to controlling stockholders	128.3	241.7	565.0	195.8	(1,002.5)	128.3
Non-controlling interests	—	—	—	4.3	—	4.3

Total equity	128.3	241.7	565.0	200.1	(1,002.5)	132.6

Total liabilities and equity	$248.3	$663.1	$653.4	$751.1	$(1,464.2)	$851.7

Condensed Combining Balance Sheet

	As of December 31, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$6.5	$—	$30.3	$—	$36.8
Accounts receivable, net	—	—	13.7	83.3	—	97.0
Inventory	—	—	7.0	38.0	—	45.0
Prepaids and other assets	0.2	0.8	4.4	13.2	(3.4)	15.2
Deferred income taxes	—	—	3.8	2.3	(1.2)	4.9

Total current assets	0.2	7.3	28.9	167.1	(4.6)	198.9
Property and equipment, net	—	—	26.6	122.1	—	148.7
Intangible assets, net	—	—	25.8	223.2	—	249.0
Goodwill	—	—	30.8	215.9	—	246.7
Other assets	246.4	683.4	567.0	55.5	(1,526.9)	25.4

Total assets	$246.6	$690.7	$679.1	$783.8	$(1,531.5)	$868.7

Liabilities and Equity
Current liabilities
Accounts payable	0.5	—	7.9	59.3	—	67.7
Income taxes payable	—	—	—	5.8	—	5.8
Accrued expenses and other liabilities	1.5	3.8	13.4	38.1	(3.4)	53.4
Accrued interest	—	15.0	—	—	—	15.0
Deferred revenue	—	—	3.6	8.6	—	12.2
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.8	—	0.8
Current portion of long-term debt	—	5.6	—	—	—	5.6
Deferred income taxes	—	1.1	—	0.4	(1.1)	0.4

Total current liabilities	2.0	25.5	24.9	113.0	(4.5)	160.9
Accrued interest and dividends	17.9	—	—	—	—	17.9
Accrued pension and retirement benefit obligations, net	—	—	1.9	20.6	—	22.5
Notes payable to affiliate, net	26.7	45.7	7.1	43.2	(122.7)	—
Long-term debt, net	—	378.8	—	5.9	—	384.7
Mandatorily redeemable preferred stock	53.0	—	—	283.6	(283.6)	53.0
Warrants	15.6	—	—	—	—	15.6
Deferred income taxes	—	—	44.0	65.2	(40.3)	68.9
Other liabilities	—	—	3.7	6.0	—	9.7

Total liabilities	115.2	450.0	81.6	537.5	(451.1)	733.2
Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—
Puttable common stock	1.5	—	—	—	—	1.5
Equity
Total equity attributable to controlling stockholders	129.9	240.7	597.5	190.6	(1,028.8)	129.9
Non-controlling interests	—	—	—	4.1	—	4.1

Total equity	129.9	240.7	597.5	194.7	(1,028.8)	134.0

Total liabilities and equity	$246.6	$690.7	$679.1	$783.8	$(1,531.5)	$868.7

Condensed Combining Statement of Cash Flows

	For the Three Months Ended March 31, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net cash flows provided by (used in) operating activities	$1.9	$(0.4)	$1.5	$14.2	$(19.4)	$(2.2)

Cash flows from investing activities
Capital expenditures	(0.1)	—	(1.4)	(6.0)	—	(7.5)
Settlement of derivative contracts	—	(0.2)	—	—	—	(0.2)
Notes receivable issued to affiliates, net	—	(5.4)	12.3	(2.5)	(4.4)	—

Net cash flows (used in) provided by investing activities	(0.1)	(5.6)	10.9	(8.5)	(4.4)	(7.7)

Cash flows from financing activities
Draw on line of credit	—	—	—	2.7	—	2.7
Repayments on line of credit	—	—	—	(2.7)	—	(2.7)
Dividends to affiliates	—	(1.8)	(16.3)	—	18.1	—
Notes payable from affiliates, net	—	2.5	4.1	(12.3)	5.7	—
Dividends paid to holders of mandatorily redeemable preferred stock	(1.8)	—	—	—	—	(1.8)

Net cash flows (used in) provided by financing activities	(1.8)	0.7	(12.2)	(12.3)	23.8	(1.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—
Net change in cash and cash equivalents	—	(5.3)	0.2	(6.6)	—	(11.7)
Cash and cash equivalents
Beginning of period	—	6.5	—	30.3	—	36.8

End of period	$—	$1.2	$0.2	$23.7	$—	$25.1

Condensed Combining Statement of Cash Flows

	For the Three Months Ended March 31, 2013
	(As Recast)
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities
Net cash flows (used in) provided by operating activities	$—	$(5.0)	$9.7	$6.7	$(13.5)	$(2.1)

Cash flows from investing activities
Capital expenditures	—	—	(1.6)	(5.6)	—	(7.2)
Notes receivable issued to affiliates, net	—	(1.9)	0.9	(6.8)	7.8	—

Net cash flows (used in) provided by investing activities	—	(1.9)	(0.7)	(12.4)	7.8	(7.2)

Cash flows from financing activities
Draws on revolver	—	9.0	—	—	—	9.0
Repayments on revolver	—	(7.0)	—	—	—	(7.0)
Draws on line of credit	—	—	—	1.0	—	1.0
Dividends to affiliates	—	—	(12.0)	—	12.0	—
Notes payable from affiliates, net	—	6.7	0.5	(0.9)	(6.3)	—
Repayment on long-term debt	—	(1.3)	—	—	—	(1.3)

Net cash flows provided by (used in) financing activities	—	7.4	(11.5)	0.1	5.7	1.7

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)
Net change in cash and cash equivalents	—	0.5	(2.5)	(5.9)	—	(7.9)
Cash and cash equivalents
Beginning of period	—	2.3	2.5	23.2	—	28.0

End of period	$—	$2.8	$—	$17.3	$—	$20.1

*****

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

You should not place undue reliance on any forward-looking statement and you should consider the following factors that may cause actual outcomes or results to differ materially from forward-looking statements, as well as those discussed in Part II, Item 1A. Risk Factors in our Form 10-K filed on March 14, 2014 and any of our subsequent filings with the Securities and Exchange Commission (the “SEC”):

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes contained in this Form 10-Q. The following discussion may contain forward-looking statements about our market, analysis, future trends, the demand for our services and other future results, among other topics. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in “Cautionary Statements Regarding Forward-Looking Statements.”

Certain amounts, as noted below “as recast”, have been adjusted to reflect the retroactive application of the change in the method of accounting for domestic inventory, effective in the third quarter of 2013. See Note 3 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information regarding this accounting change.

Introduction

Dynacast International Inc. was incorporated as a Delaware corporation in May 2011 by a consortium of private investors led by Kenner and Company, Inc. (“Kenner”) and subsequently acquired the Dynacast companies that conducted the business of Dynacast from affiliates of Melrose, Plc (“Melrose”) on July 19, 2011 for approximately $590.0 million, less outstanding notes payable to affiliates of Melrose, net, plus remittance of cash held by the Dynacast companies as of July 19, 2011 (the “Acquisition”). Dynacast had no activity or operations prior to the Acquisition. In conjunction with the Acquisition, Dynacast International LLC and Dynacast Finance Inc. each a wholly-owned subsidiary of Dynacast, issued $350.0 million in aggregate principal amount of the 9.25% Senior Secured Second Lien Notes due 2019 (the “2019 Notes”). Concurrently with the issuance of the 2019 Notes, Dynacast International LLC, as borrower, entered into a senior secured credit facility, consisting of a $50.0 million term loan and a $50.0 million revolving credit facility, (collectively, the “Credit Facility”) with certain lenders to finance the Acquisition and provide for working capital.

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

Net Sales

Our core operation from which the substantial majority of our net sales is generated is die-casting of components. We also generate net sales from designing and building tools and machines used in the die-casting process and from value added services such as surface coatings, machining and sub-assembly.

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

Generally, we are substantially protected against underlying movements in metal prices through contractual pass-through provisions with our customers. In the vast majority of cases, metal prices are set each month prospectively based on the previous month’s metal index, rather than on a retroactive basis. Although this can create a lag-effect in a rising or falling market, changes in the price of zinc, aluminum or magnesium have not significantly impacted our operations to date. Due to our rapid manufacturing process, we generally hold a low level of raw material inventory and our exposure to changes in metal prices (both negative and positive) is therefore limited. We do not enter into metal price hedging contracts.

Market and Performance Overview

For the three months ended March 31, 2014, net sales totaled $151.3 million, an increase of 8.3%, compared to $139.7 for the corresponding period in the prior year. Operating income was $16.6 million for the three months ended March 31, 2014, a decrease of 14.0%, compared to $19.3 million for the corresponding period in the prior year. In addition, the Company reported net income attributable to controlling stockholders of $0.2 million for the three months ended March 31, 2014, compared to a net loss attributable to controlling stockholders of $0.5 million for the corresponding period in the prior year. The increase in net sales is primarily attributable to increased net sales in our Asia Pacific and Europe reportable segments of $6.2 and $5.4 million, respectively. The decrease in operating income was primarily driven by our North America reportable segment which reported a decrease in operating income of $3.0 million, or 31.3%.

Our effective tax rate for the three months ended March 31, 2014 was 90.6% compared to 110.5% for the corresponding period in the prior year. Our estimated annual effective tax rate for the year ended December 31, 2014 applied to the earnings for the three months ended March 31, 2014 continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Preferred Stock and Series B Preferred Stock and the change in the fair value warrants of approximately $9.1 million, as well as, U.S. taxable income on foreign earnings of $13.5 million.

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

For the three months ended March 31, 2014, approximately 40.0%, 19.5%, 7.8% and 6.1% of our sales were to customers in the global automotive safety and electronics, consumer electronics, healthcare and telecommunications end markets, respectively. We have seen continued overall growth in these end markets, particularly in the Asia region.

The effects of foreign currency translation rates had only a small net impact on results for the three months ended March 31, 2014 when compared to the corresponding period last year. Overall net sales increased by $0.6 million with minimal impact on operating income. For the three months ended March 31, 2014 the exchange rate of the U.S. dollar to the Euro was 0.7297; the Canadian Dollar 1.1019; and the Malaysian Ringgit 3.2971. When compared to the corresponding period in the prior year, the Euro strengthened by 3.6%, while the Canadian Dollar and Malaysian Ringgit weakened by 9.3% and 7.5%, respectively.

The impact of foreign currency translation rate movements was as follows:

(in millions of dollars)	Net Sales	Operating Income

Euro	$1.7	$0.3
Malaysian Ringgit	(0.5)	(0.1)
Canadian Dollar	(0.9)	(0.3)
Other, net	0.3	—

Total	$0.6	$(0.1)

During 2013 we introduced metal injection molding (“MIM”) as a new product line. We invested $6.4 million in production machinery and expanded our existing facilities in Elgin, Illinois and in Indonesia which provides ancillary services to our Singapore MIM operation. We expect to invest an additional $2.4 million in MIM in 2014.

We did not realize any significant MIM sales in Elgin or Singapore in 2013, and we do not expect MIM to become fully operational until the end of 2014. MIM sales will build slowly over the course of the year and margins will improve as and when sales reach critical mass.

Consolidated Results of Operations

We believe the selected data and the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Operations are important in evaluating our operations. The following tables set forth items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales for the periods presented:

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	For the Three Months Ended
	March 31, 2014		March 31, 2013
(in millions of dollars)			(As Recast)
Net sales	$151.3	100.0%	$139.7	100.0%
Costs of goods sold	(116.9)	(77.3)%	(103.9)	(74.4)%

Gross margin	34.4	22.7%	35.8	25.6%
Operating expenses:
Selling, general and administrative expense	(17.8)	(11.8)%	(16.5)	(11.8)%

Total operating expenses	(17.8)	(11.8)%	(16.5)	(11.8)%
Operating income	16.6	11.0%	19.3	13.8%
Other income (expense)
Interest expense	(11.4)	(7.5)%	(13.0)	(9.3)%
Other expense, net	(2.0)	(1.3)%	(2.5)	(1.8)%

Income before income taxes	3.2	2.1%	3.8	2.7%
Income tax (expense)	(2.9)	(1.9)%	(4.2)	(3.0)%

Net income (loss)	$0.3	0.2%	$(0.4)	(0.3)%

Net Sales. Net sales were $151.3 million for the three months ended March 31, 2014 compared to $139.7 million for the corresponding period in the prior year. Net sales for the three months ended March 31, 2014 and 2013 included $7.2 million, or 4.8%, and $5.9 million, or 4.2% in revenue, respectively, related to the sale of new tools or replacement tools that were separately priced. The increase in net sales of $11.6 million was primarily attributable to increased sales in the Asia Pacific and Europe segments of $6.2 and $5.4 million, respectively.

Gross Margin. Gross margin as a percentage of net sales for the three months ended March 31, 2014 was 22.7% compared to 25.6% for the corresponding period in the prior year. The decrease in gross margin is primarily attributable to our North America reportable segment specifically to reduced sales and product mix at our Lake Forest facility and, to a lesser extent, a net $0.6 million change in accrued costs at our Peterborough facility.

Selling General & Administrative. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales were 11.8% for the three months ended March 31, 2014 which was consistent with the corresponding period in the prior year of 11.8%.

Interest Expense. We incurred interest expense of $11.4 million during the three months ended March 31, 2014, of which approximately $8.6 million was attributable to the 2019 Notes and the Credit Facility, $1.0 million was attributable to the amortization of deferred financing costs, $1.7 million was attributable to the Series A Preferred Stock and the Series B Preferred Stock and $0.1 million was attributable to other interest costs. Whereas during the three months ended March 31, 2013 we incurred $13.0 million in interest expense, net, of which approximately $8.8 million was attributable to the 2019 Notes and the Credit Facility, $1.6 million was related to the amortization of deferred financing costs, $2.3 million was attributable to the Series A Preferred Stock and Series B Preferred Stock and approximately $0.3 million was attributable to other interest costs.

Other Expense, Net. Other expense, net for the three months ended March 31, 2014 and 2013 relates to the change in the fair value of the Company’s warrants. See Note 10 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

Income Taxes. The effective tax rate for the three months ended March 31, 2014 was 90.6% as compared to 110.5% for the corresponding period in the prior year. The Company’s income tax expense and effective tax rate are based upon the estimated annual effective tax rate applied to the year-to-date pre-tax income adjusted for the effects of items required to be treated as discrete to the period. There were no items that were discrete to the three months ended March 31, 2014. The Company’s tax expense was also impacted by the mix of earnings in the U.S. and outside the U.S.

The Company’s estimated annual effective tax rate used for the three months ended March 31, 2014 on taxable U.S. earnings was 0.0% not including discrete items. The U.S. estimated annual effective tax rate was favorably impacted by a decrease in valuation allowance on prior periods tax losses for which a tax benefit cannot be recognized and negatively impacted by the non-deductibility of interest expense associated with the Series A Preferred Stock and Series B Preferred Stock and the change in the fair value of the Company’s warrants.

Our estimated annual effective tax rate for the year ended December 31, 2014 applied to the earnings for the three months ended March 31, 2014 continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Preferred Stock and Series B Preferred Stock and the change in the fair value warrants of approximately $9.1 million, as well as, U.S. taxable income on foreign earnings of $13.5 million. We expect the non-deductibility of interest expense related to the Series A Preferred Stock and Series B Preferred Stock to continue to negatively affect our effective tax rate until the Series A Preferred Stock and the Series B Preferred Stock are redeemed. For the three months ended March 31, 2014, the Company recognized tax expense at a blended estimated annual effective tax rate of approximately 27.7% on non-U.S. earnings compared to 29.4% for the corresponding period in the prior year.

For the three months ended March 31, 2014, tax expense was approximately $2.9 million all of which was attributable to non-U.S. earnings. Tax expense for the three months ended March 31, 2013 was approximately $4.2 million, of which approximately $5.0 million was attributable to non-U.S. earnings and $(0.8) million was attributable to U.S. tax expense related to the Company’s net investment hedges.

Segment Operating Results:

Net sales by segment were as follows for the periods presented:

	For the Three Months Ended		Dollar	Percentage
(in millions of dollars)	March 31, 2014	March 31, 2013	Change	Change
Asia Pacific	$56.9	$50.7	$6.2	12.2%
Europe	51.4	46.0	5.4	11.7%
North America	43.0	43.0	—	0.0%

Total	$151.3	$139.7	$11.6	8.3%

Operating income by segment was as follows for the periods presented:

	For the Three Months Ended		Dollar	Percentage
	March 31, 2014	March 31, 2013	Change	Change
(in millions of dollars)		(As Recast)
Asia Pacific	$7.4	$7.4	$—	0.0%
Europe	6.6	5.9	0.7	11.9%
North America	6.6	9.6	(3.0)	(31.3)%

Total	$20.6	$22.9	$(2.3)	(10.0)%

Asia Pacific

The increase in net sales of $6.2 million, or 12.2%, was spread across the region with all facilities except Singapore reporting increased sales volumes. Dongguan (“DDG”), Shanghai and Malaysia reported increased sales of $3.2, $2.6 and $1.5 million, respectively, driven primarily by increased sales volumes in the consumer electronics, automotive safety and electronics and telecommunications end markets which offset a decrease in net sales at our Singapore facility of $1.4 million driven by a decrease in consumer electronics end market sales.

Gross margin as a percentage of net sales for the three months ended March 31, 2014 was 21.9% compared to 23.2% for the corresponding period in the prior year. The decrease in gross margin as a percentage of net sales for the three months ended March 31, 2014 is primarily attributable to increased third party processing costs at our Shanghai facility.

SG&A as a percentage of net sales for the three months ended March 31, 2014 was 8.9% which was consistent with the corresponding period in the prior year of 8.9%.

Operating income was flat at $7.4 million for the three months ended March 31, 2014 in comparison to the corresponding period in the prior year primarily due in large part to the decreased sales volumes at our Singapore facility.

Europe

Approximately $1.7 million, or 31.5%, of the increase in net sales of $5.4 million was attributable to the strengthening of the Euro. Overall, underlying sales increased by 8.0% driven primarily by the increased sales volume in the automotive safety and electronics end market at our Austria, Germany and United Kingdom facilities of $1.4, $0.7 and $0.7 million, respectively, and increased sales volumes of $0.5 and $0.4 million across multiple end markets at our Italy and France facilities, respectively.

Gross margin as a percentage of net sales for the three months ended March 31, 2014 was 21.9% compared to 22.5% for the corresponding period in the prior year. The decrease in gross margin as a percentage of net sales for the three months ended March 31, 2014 was primarily attributable to increased depreciation expense associated with the expansion of our Austria facility related to the introduction of aluminum die-casting and increased third party processing costs at our Spain facility.

SG&A as a percentage of net sales for the three months ended March 31, 2014 was 9.3% compared to 10.0% for the corresponding period in the prior year. The decrease in SG&A as a percentage of net sales for the three months ended March 31, 2014 was primarily driven by $0.4 million in severance costs attributable to France recorded in 2013 for which there was no corresponding expense during 2014.

The increase in segment operating income of $0.7 million, or 11.9%, was primarily attributable to increased sales volumes and improved margins at our Italy and France facilities.

North America

While net sales of $43.0 million were flat for the three months ended March 31, 2014 in comparison to the corresponding period in the prior year, results were mixed throughout the region. Our Elgin, Mexico and Techmire facilities reported increased sales volumes of $2.9, $1.0 and $0.4 million, respectively. The increase in sales volume in Elgin was driven primarily by increased sales in the healthcare end market and to a lesser extent the hardware and automotive safety and electronics end markets. The increase in sales volume in Mexico was driven by increased tooling and component sales in the automotive safety and electronics end market while Techmire’s sales were driven by increased machine sales. These increases were offset by decreased sales volumes in Lake Forest and Peterborough which reported decreased sales of $3.5 and $0.9 million, respectively. The decrease in sales volume at Lake Forest was primarily attributable to customer attrition across multiple end markets beginning in the second half of 2013 and continuing into 2014, whereas the decrease in Peterborough was primarily related to decreased sales volumes in the telecommunications and automotive safety and electronics end markets with the decrease in the telecommunications end market primarily related to the launch of a new product in 2013 which did not repeat in 2014.

Gross margin as a percentage of net sales for the three months ended March 31, 2014 was 24.2% compared to 31.0% (as recast) for the corresponding period in the prior year. The decrease in gross margin is primarily attributable to decreased sales and product mix at our Lake Forest facility, and to a lesser extent, a net $0.6 million change in accrued costs at our Peterborough facility.

SG&A as a percentage of net sales for the three months ended March 31, 2014 was 8.8% which was consistent with the corresponding period in the prior year of 8.8%.

The decrease in segment operating income of $3.0 million, or 31.3%, was primarily attributable to decreased sales volume and margins at our Lake Forest and Peterborough facilities discussed above and, to a lesser extent, severance and relocation costs at our Lake Forest facility.

Liquidity and Capital Resources

Cash and cash equivalents changed as follows for the periods presented:

	For the Three Months Ended
(in millions of dollars)	March 31, 2014	March 31, 2013
Net cash flows used in operating activities	$(2.2)	$(2.1)
Net cash flows used in investing activities	(7.7)	(7.2)
Net cash flows (used in) provided by financing activities	(1.8)	1.7
Currency effect on cash and cash equivalents	—	(0.3)

Decrease in cash and cash equivalents	$(11.7)	$(7.9)

Cash Flows from Operating Activities

Net cash used in operating activities was $2.2 million for the three months ended March 31, 2014 compared to $2.1 million for the corresponding period in the prior year.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable, plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table depicts our cash conversion cycle for the periods presented:

	March 31, 2014	December 31, 2013	March 31, 2013
(in number of days)			(As Recast)
Accounts receivable (1)	59	62	60
Inventory (2)	37	38	34
Accounts payable (3)	(64)	(70)	(64)

Cash conversion cycle	32	30	30

(1)	Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $98.5, $97.0 and $93.0 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.
(2)	Days of supply in inventory (“DOS”) measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance, net was $45.6, $45.0 and $37.5 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.
(3)	Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $61.3, $67.7 and $54.1 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The decrease in DPO is primarily attributable to the timing of supplier purchases and payments.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $7.7 million for the three months ended March 31, 2014 compared to $7.2 million for the corresponding period in the prior year. The change in investing activities of $0.5 million was primarily attributable to additional capital expenditures of $0.3 million and settlements from derivative contracts of $0.2 million during the three months ended March 31, 2014.

Capital expenditures have historically been incurred to expand and update the production capacity of our manufacturing facilities. Our capital expenditures were $7.5 and $7.2 million for the three months ended March 31, 2014 and 2013, respectively. For the 2014 fiscal year, we have budgeted approximately $29.2 million in capital expenditures, of which approximately $2.4 million is attributable to MIM. We expect our cash flows from operations and borrowings under our Revolver to be sufficient to meet our capital expenditure requirements.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $1.8 million for the three months ended March 31, 2014 compared to $1.7 million of net cash flows provided by financing activities for the corresponding period in the prior year. The change in net flows used in financing activities is primarily attributable to the payment of dividends on the Company’s Series A Preferred Stock and Series B Preferred Stock during the three months ended March 31, 2014 and the absence of any draws on the Revolver during the three months ended March 31, 2014.

Financial Position

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring our overall capitalization. Cash and cash equivalents at March 31, 2014 were $25.1 million compared to $36.8 million at December 31, 2013. We had approximately $47.1 million of borrowing capacity under our Revolver as of March 31, 2014. Working capital at March 31, 2014 was $43.9 million compared to $38.0 million at December 31, 2013. The increase in working capital of $5.9 million was primarily attributable to a decrease in accrued interest, accounts payable and accrued expenses and other liabilities of $8.1, $6.4, and $5.2 million, respectively, partially offset by a decrease in cash and cash equivalents of $11.7 million.

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

Borrowing Arrangements

We have a Senior Secured Credit Facility which provides for a $50.0 million term loan and a $50.0 million revolving credit facility, including the issuance of up to $10.0 million of standby letters of credit. The Senior Secured Credit Facility expires on July 19, 2016. At no time can our exposure under our revolving credit facility, which is defined as the aggregate principal amount of all outstanding loans under our revolving credit facility plus the aggregate amount of our letter of credit exposure (the aggregate undrawn amount of all outstanding letters of credit plus all letter of credit reimbursement obligations), exceed the total commitment of $50.0 million. As of March 31, 2014 there were $34.4 and $5.9 million in Term Loan and ERP Loans outstanding, respectively. There were no amounts outstanding under the revolving credit facility or under a separate line of credit in China. In addition, at March 31, 2014 there were $2.9 million in issued letters of credit and we had $7.1 million available under the letter of credit commitment and $1.6 million available under the China line of credit.

Under the Senior Secured Credit Facility, we must satisfy maximum total leverage and minimum interest coverage ratios, each of which uses a measure titled as “Consolidated EBITDA.” Failure to comply with these covenants could result in an event of default under the Senior Secured Credit Facilities, which, if not cured or waived, could result in the acceleration of our outstanding indebtedness thereunder. A default under the Senior Secured Credit Facilities could also result in a cross-default under the indenture for the 2019 Notes. Accordingly, failure to comply with these covenants could have a material adverse effect on our financial condition and liquidity.

Under the Senior Secured Credit Facility, from October 1, 2013 to September 30, 2014, the maximum total leverage ratio is 5.25 to 1.0. We must also satisfy a minimum interest coverage ratio. Specifically, at any time from October 1, 2013 and thereafter, the ratio of Consolidated EBITDA to cash interest expense, in each case, for the four most recently completed fiscal quarters, may not be less than 2.00 to 1.0. As of March 31, 2014, we were in compliance with these financial covenants. Specifically, as of March 31, 2014 our total leverage ratio was 3.58 and our minimum interest coverage ratio was 3.01. As a result of our total leverage ratio exceeding 3.50, our borrowing costs under the Senior Secured Credit Facility, specifically the applicable margin with respect to any to any outstanding balance on the Term Loan or Revolver, will increase from 3.25% and 4.25% for ABR and Eurodollar borrowings to 3.50% and 4.50%, respectively, in May 2014. In addition, as a result of our total leverage ratio exceeding 3.50, the commitment fee on the Revolver will increase to 0.75% from 0.50% on the average daily unused amount of revolving commitment. See Note 7 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information. The permitted leverage ratio and the permitted minimum interest coverage ratio were 5.25 to 1.0 and 2.00 to 1.0, respectively, as of March 31, 2014. There are no financial covenants associated with the 2019 Notes or the ERP Loan.

Under the Senior Secured Credit Facility, with certain exceptions, the Company is required to make mandatory prepayments in certain circumstances, including (i) a specified percentage of excess cash flow depending on its excess cash flow calculation, (ii) from the net cash proceeds from certain asset sales (subject to reinvestment rights), (iii) from casualty insurance proceeds, and (iv) upon the issuance of debt. The Company does not expect to make any mandatory prepayments in 2014.

We have varying needs for short-term working capital financing as a result of timing of interest payments on the 2019 Notes. Accordingly, since the Acquisition, working capital fluctuations have been financed under the revolving credit facility. Total debt was $390.3 million (the current portion of which was $7.5 million) as of March 31, 2014 and $390.3 million (the current portion of which was $5.6 million) as of December 31, 2013. See Note 7 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

The Company amended its Senior Secured Credit Facility in March 2014 to allow cash dividends on the Series A Convertible Mandatorily Redeemable Preferred Stock, $0.001 par value per share, (“Series A Preferred Stock”) and the Series B Redeemable Preferred Stock, $0.001 par value per share, (“Series B Preferred Stock”), subject to maintaining a specified leverage ratio after reflecting the cash dividends paid.

Preferred Stock

We have 26,500 shares of Series A Preferred Stock and 26,500 shares of Series B Preferred Stock outstanding. The shares of preferred stock accrued cumulative dividends of 14.0% (12.0% if the dividends were paid when declared) of their liquidation preference per year through April 10, 2013. On April 11, 2013 we amended our certificate of incorporation to, among other things, reduce the dividend rate payable on the Series A Preferred Stock and the Series B Preferred Stock to 11.375% (10.0% if the dividends were paid when declared) of their liquidation preference per year. Unless earlier redeemed, the shares of preferred stock must be redeemed by us on July 19, 2021 for a redemption price of $1,000 per share, plus accrued and unpaid dividends. At December 31, 2011, the Series A Preferred Stock was classified as temporary stockholders’ equity until the holder’s conversion right expired unexercised on January 15, 2012. The Series A Preferred Stock was reclassified as a liability on January 16, 2012, and continues to be classified as a liability at March 31, 2014 and December 31, 2013. The Series B Preferred Stock is classified as a liability at March 31, 2014 and December 31, 2013. See Note 11 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

Effective October 1, 2013, we intend to pay dividends at 10% per year on the Series A Preferred Stock and the Series B Preferred Stock when declared, subject to restrictions, until the mandatory redemption date of July 19, 2021.

Pension and Other Obligations

We have adopted and sponsor pension plans in the U.S. and in various other countries. Our ongoing funding requirements for such pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest. We determine our plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected or interest rates decline further, we may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. See Note 8 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

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

The indenture governing the 2019 Notes and the Senior Secured Credit Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. Restrictive covenants in the indenture governing the 2019 Notes and our Senior Secured Credit Facility may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies. See Note 7 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies during the three months ended March 31, 2014.

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

Other than the change summarized above, there have been no other significant changes to the Company’s critical accounting policies during the three months ended March 31, 2014 as compared to those disclosed in our Form 10-K filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Excluding our domestic U.S. operations, approximately 37.6% of our international sales are transacted in USD, while the majority of expense and capital purchasing activities are transacted in local currencies. We attempt to minimize short-term business exposure to foreign currency exchange rate risks. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value, we have instituted foreign currency net investment and cash flow hedge programs. We enter into foreign currency forward exchange rate contracts that generally expire with varying frequencies. These contracts are designated as net investment hedges or cash flow hedges and are carried on our balance sheet at fair value with the effective portion of these contracts’ gains or losses included in other comprehensive income (loss) and subsequently recognized in income in the same period the hedged transactions are recognized. As of March 31, 2014 and December 31, 2013, we had an aggregate outstanding notional amount of approximately $59.7 and $65.6 million in foreign exchange contracts, respectively. The total foreign currency exchange transactions included in net income during the three months ended March 31, 2014 amounted to a $0.4 million loss compared to a $0.5 million gain during the corresponding period in the prior year.

Interest Rate Risk

We are subject to interest rate market risk in connection with our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $100.0 million, including availability of $50.0 million under the revolving credit facility. A change in the variable interest rate of 1.0% would cause our annual interest expense to fluctuate by approximately $0.3 million based on outstanding borrowings at March 31, 2014 and December 31, 2013.

Commodity Price Risk

We purchase certain raw materials that are subject to price volatility caused by fluctuations in supply and demand as well as other factors. To help mitigate the impact of higher commodity prices, we have multiple-source and geographically diverse procurement policies and have negotiated fixed price supply contracts with many of our commodity suppliers. In addition, we have agreements in place with the vast majority of our customers that provide for the pass-through of changes in the price of zinc, aluminum and magnesium, our primary raw materials. In the vast majority of cases, metal prices are set each month proactively based upon the previous month’s metal index. Although this can create a lag-effect in a rising or falling market, changes in the price of zinc, aluminum or magnesium have not to date significantly impacted our operations. Due to the rapid manufacturing process, we generally hold a low level of raw material inventory.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Note 13 to Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The risk factors that affect the Company’s business and financial results are discussed in “ITEM 1A. RISK FACTORS” in the Company’s Form 10-K filed with the SEC on March 14, 2014. There have been no material changes to the risk factors disclosed in the Company’s Form 10-K filed with the SEC on March 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended to date

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed on February 13, 2012, File No. 333-179497)

10	Amendment No. 1 to Credit Agreement, dated December 19, 2013, and Amendment No. 2 to Credit Agreement, dated March 25, 2014, by and among Dynacast International LLC, as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent, and consented to by the Required Lenders

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dynacast International Inc.

Date: May 12, 2014	/s/ Simon J. Newman
Simon J. Newman
President and Chief Executive Officer

Date: May 12, 2014	/s/ Adrian D. Murphy
Adrian D. Murphy
Secretary, Treasurer and Chief Financial Officer