Form 10-Q
period 2014-06-30
Dynacast International Inc.
filed 2014-08-06
CIK 1540563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there was no public trading market for the registrant’s common stock. There were 171,500 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 5, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
		(As Recast)		(As Recast)

Net sales	$157.2	$143.1	308.5	$282.8
Costs of goods sold	(119.6)	(109.2)	(236.5)	(213.1)

Gross margin	37.6	33.9	72.0	69.7
Operating expenses:
Selling, general and administrative expense	(17.1)	(17.3)	(34.9)	(33.8)

Total operating expenses	(17.1)	(17.3)	(34.9)	(33.8)

Operating income	20.5	16.6	37.1	35.9

Other income (expense):
Interest expense	(11.5)	(11.5)	(22.9)	(24.5)
Other expense, net	(0.6)	(1.7)	(2.6)	(4.2)

Income before income taxes	8.4	3.4	11.6	7.2

Income tax expense	(4.4)	(3.0)	(7.3)	(7.2)

Net income	4.0	0.4	4.3	—

Less: net income attributable to non-controlling interests	(0.1)	—	(0.2)	(0.1)

Net income (loss) attributable to controlling stockholders	$3.9	$0.4	$4.1	$(0.1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013
		(As Recast)

Net income	$4.0	$0.4
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $-0- and $0.2, respectively	1.7	—
Pension, net of tax benefit of $-0- and $0.2, respectively	—	0.2
Unrealized gain (loss) on cash flow hedges, net of tax of $-0- and $-0-, respectively	0.5	(0.1)

Total	2.2	0.1

Comprehensive income	6.2	0.5

Less: comprehensive income attributable to non-controlling interests	(0.1)	(0.3)

Comprehensive income attributable to controlling stockholders	$6.1	$0.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Six Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013
		(As Recast)

Net income	$4.3	$—
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $-0- and $(0.6), respectively	0.1	(8.4)
Pension, net of tax provision of $-0- and $0.2, respectively	0.1	0.2
Unrealized (loss) gain on cash flow hedges, net of tax of $-0- and $-0-, respectively	0.2	(0.2)

Total	0.4	(8.4)

Comprehensive income (loss)	4.7	(8.4)

Less: comprehensive (income) loss attributable to non-controlling interests	(0.3)	(0.1)

Comprehensive income (loss) attributable to controlling stockholders	$4.4	$(8.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in millions of dollars)	June 30, 2014	December 31, 2013

Assets
Current assets
Cash and cash equivalents	$43.3	$36.8
Accounts receivable, net	102.4	97.0
Inventory, net	45.9	45.0
Prepaids and other assets	14.9	15.2
Deferred income taxes	6.0	4.9

Total current assets	212.5	198.9

Property and equipment, net	152.2	148.7
Intangible assets, net	241.0	249.0
Goodwill	246.0	246.7
Deferred financing costs, net	13.7	15.7
Deferred income taxes	4.9	5.1
Other assets	4.7	4.6

Total assets	$875.0	$868.7

Liabilities and Equity
Current liabilities
Accounts payable	$65.2	$67.7
Income taxes payable	5.4	5.8
Accrued expenses and other liabilities	52.6	53.4
Accrued interest	15.0	15.0
Deferred revenue	12.8	12.2
Current portion of accrued pension and retirement benefit obligations	0.8	0.8
Current portion of long-term debt	8.2	5.6
Deferred income taxes	1.5	0.4

Total current liabilities	161.5	160.9

Accrued interest and dividends	17.9	17.9
Accrued pension and retirement benefit obligations	22.5	22.5
Long-term debt, net	380.2	384.7
Mandatorily redeemable preferred stock	53.0	53.0
Warrants	20.0	15.6
Deferred income taxes	67.4	68.9
Other liabilities	12.3	9.7

Total liabilities	734.8	733.2

Puttable common stock	1.5	1.5

Commitments and contingencies

Equity
Common stock	0.2	0.2
Additional paid-in capital	167.5	167.5
Accumulated foreign currency translation adjustment, net	(10.4)	(10.5)
Unrealized loss on cash flow hedges, net	—	(0.2)
Cumulative unrealized pension loss, net	(2.2)	(2.3)
Accumulated deficit	(20.7)	(24.8)

Total equity attributable to controlling stockholders	134.4	129.9
Non-controlling interests	4.3	4.1

Total equity	138.7	134.0

Total liabilities and equity	$875.0	$868.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013
		(As Recast)

Cash flows from operating activities
Net income	$4.3	$—
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19.6	16.9
Amortization of deferred financing costs	1.9	2.6
Deferred income taxes	(1.1)	(2.0)
Change in fair value of warrants	4.4	4.2
Accrued dividends on mandatorily redeemable preferred stock	3.5	4.2
Gain on insurance receivable	(2.3)	—
Other	0.6	0.3
Changes in operating assets and liabilities:
Accounts receivable	(5.4)	(3.7)
Inventory	(0.9)	0.2
Prepaids and other assets	3.1	0.5
Accounts payable	(2.6)	(6.9)
Income taxes payable	1.9	2.4
Accrued expenses	3.9	4.6
Other	(3.8)	5.4

Net cash flows provided by operating activities	27.1	28.7

Cash flows from investing activities
Capital expenditures	(15.2)	(16.8)
Settlement of derivative contracts	(0.2)	—

Cash flows used in investing activities	(15.4)	(16.8)

Cash flows from financing activities
Draws on revolver	—	9.0
Repayments on revolver	—	(9.0)
Draw on credit facility	3.0	1.4
Repayment on credit facility	(3.0)	(1.4)
Proceeds from ERP loan	—	5.6
Debt issuance costs	—	(0.5)
Dividends paid to non-controlling interests	(0.1)	(0.1)
Dividends paid to holders of mandatorily redeemable preferred stock	(3.5)	—
Repayments on long-term debt	(1.9)	(8.1)

Net cash flows used in financing activities	(5.5)	(3.1)

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.6)

Net change in cash and cash equivalents	6.5	8.2
Cash and cash equivalents
Beginning of period	36.8	28.0

End of period	$43.3	$36.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2014

	Common Stock				Accumulated
(in millions of dollars, except share data)	Number of Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Non-controlling Interests	Total

Beginning Balance at January 1, 2014	170,000	$0.2	$167.5	$(24.8)	$(13.0)	$4.1	$134.0

Net income	—	—	—	4.1	—	0.2	4.3
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss, net of tax	—	—	—	—	0.4	0.1	0.5

Balance at June 30, 2014	170,000	$0.2	$167.5	$(20.7)	$(12.6)	$4.3	$138.7

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the financial position and results of operations. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and the footnotes thereto included in the Company’s Form 10-K filed with the SEC on March 14, 2014.

Reclassification

Certain prior period amounts have been reclassified to conform to current classifications. Accrued dividends on mandatorily redeemable preferred stock has been reclassified to adjustments to reconcile net loss to net cash flows used in operating activities for the six months ended June 30, 2013 from changes in operating assets and liabilities with no impact on net cash flows used in operating activities.

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

In May 2014, the FASB issued an ASU related to revenue recognition which amends the former revenue recognition guidance. This new guidance provides a single, comprehensive revenue recognition model for all contracts with customers. This guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when revenue is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact on our consolidated financial statements.

3. Inventory

Inventory, which is stated at the lower of cost or market using principally the weighted average cost method, was comprised of the following components as of:

(in millions of dollars)	June 30, 2014	December 31, 2013

Raw materials	$9.0	$8.7
Work-in-progress	16.7	15.5
Finished goods	20.2	20.8

Total	$45.9	$45.0

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

Our condensed consolidated statement of operations for the periods shown was adjusted as follows:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
(in millions of dollars)	As Originally Reported	As Recast	As Originally Reported	As Recast

Costs of goods sold	$(109.2)	$(109.2)	$(213.9)	$(213.1)
Operating income	$16.6	$16.6	$35.1	$35.9
Net income (loss)	$0.4	$0.4	$(0.8)	$—

Our condensed consolidated statement of cash flows for the periods shown was adjusted as follows:

	For the Six Months Ended June 30, 2013
(in millions of dollars)	As Originally Reported	As Recast

Net loss	$(0.8)	$—
Inventory	$1.0	$0.2

The change in inventory accounting from LIFO to the weighted average cost method had no effect on income tax expense for the three or six months ended June 30, 2013 due to the Company’s net operating loss carry-forward and related valuation allowances for the periods.

4. Intangible Assets

The Company’s intangible assets primarily relate to customer relationships, technology and indefinite-lived trade names within each of the Company’s segments.

Intangible assets and related accumulated amortization included the following activity during the six months ended June 30, 2014:

(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total

Gross carrying amount at January 1, 2014	$178.1	$54.6	$54.6	$1.5	$288.8
Additions during the period	—	—	—	0.1	0.1

Balance at June 30, 2014	178.1	54.6	54.6	1.6	288.9

Gross accumulated amortization at January 1, 2014	(30.4)	(8.9)	—	(0.5)	(39.8)
Amortization expense	(6.0)	(1.8)	—	(0.2)	(8.0)
Foreign currency translation	(0.1)	—	—	—	(0.1)

Balance at June 30, 2014	(36.5)	(10.7)	—	(0.7)	(47.9)

Net book value at June 30, 2014	$141.6	$43.9	$54.6	$0.9	$241.0

Intangible assets and related accumulated amortization included the following activity during the year ended December 31, 2013:

(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total

Gross carrying amount at January 1, 2013	$176.7	$53.9	$53.9	$0.8	$285.3
Additions during the period	0.2	—	—	0.7	0.9
Foreign currency translation	1.2	0.7	0.7	—	2.6

Balance at December 31, 2013	178.1	54.6	54.6	1.5	288.8

Gross carrying amount at January 1, 2013	(17.9)	(5.2)	—	(0.3)	(23.4)
Amortization expense	(12.2)	(3.6)	—	(0.2)	(16.0)
Foreign currency translation	(0.3)	(0.1)	—	—	(0.4)

Balance at December 31, 2013	(30.4)	(8.9)	—	(0.5)	(39.8)

Net book value at December 31, 2013	$147.7	$45.7	$54.6	$1.0	$249.0

Amortization expense for intangible assets for the six months ended June 30, 2013 was $8.0 million.

The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows:

(in millions of dollars)

Remainder of 2014	$8.0
2015	15.7
2016	15.4
2017	14.8
2018	14.6
Thereafter	117.9

$186.4

5. Goodwill

Goodwill included the following activity for the periods shown below:

(in millions of dollars)	Asia Pacific	Europe	North America	Total

Balance at January 1, 2014	$74.2	$126.4	$46.1	$246.7
Foreign currency translation	0.3	(1.0)	—	(0.7)

Balance at June 30, 2014	$74.5	$125.4	$46.1	$246.0

(in millions of dollars)	Asia Pacific	Europe	North America	Total

Balance at January 1, 2013	$74.8	$121.1	$46.9	$242.8
Foreign currency translation	(0.6)	5.3	(0.8)	3.9

Balance at December 31, 2013	$74.2	$126.4	$46.1	$246.7

6. Derivatives

The use of derivative financial instruments exposes the Company to market risk related to foreign currency exchange rates. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as receivables denominated in a currency other than the entity’s functional currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities. The term of foreign exchange contracts as of June 30, 2014 ranged from one to 31 months.

The Company reports its derivative positions on the condensed consolidated balance sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. See Note 10 for further information.

The following table sets forth the fair value of the Company’s derivative contracts recorded on the condensed consolidated balance sheets as of:

(in millions of dollars)	Condensed Balance Sheet Location	June 30, 2014	December 31, 2013

Foreign exchange forward contracts	Other assets	$0.1	$—
Foreign exchange forward contracts	Accrued expenses and other liabilities	(0.8)	(3.7)
Foreign exchange forward contracts	Other noncurrent liabilities	(2.0)	—

Total		$(2.7)	$(3.7)

(in millions of dollars)	Condensed Balance Sheet Location	June 30, 2014	December 31, 2013

Foreign exchange forward contracts (losses)	Accumulated foreign currency translation adjustment, net	$(1.0)	$(1.5)
Foreign exchange forward contracts (losses)	Unrealized (loss) on cash flow hedges, net	—	(0.2)

Total		$(1.0)	$(1.7)

The following tables set forth the impact that changes in fair values of derivative contracts, designated as net investment and cash flow hedges, had on operations and other comprehensive income for the periods presented below:

	Condensed Statements of Comprehensive Income	Three Months Ended
(in millions of dollars)	Location	June 30, 2014	June 30, 2013

Foreign exchange forward contracts gains (losses)	Foreign currency translation	$0.2	$(0.7)
Foreign exchange forward contracts gains (losses)	Unrealized gain on cash flow hedges, net of tax	0.5	(0.1)

Total		$0.7	$(0.8)

(in millions of dollars)	Condensed Statements of Operations	Six Months Ended
	Location	June 30, 2014	June 30, 2013

Foreign exchange forward contracts gains	Selling, general and administrative expense	$—	$0.1

Total		$—	$0.1

	Condensed Statements of Comprehensive Income	Six Months Ended
(in millions of dollars)	Location	June 30, 2014	June 30, 2013

Foreign exchange forward contracts gains	Foreign currency translation	$0.4	$0.5
Foreign exchange forward contracts gains (losses)	Unrealized gain on cash flow hedges, net of tax	0.2	(0.2)

Total		$0.6	$0.3

As of June 30, 2014 and December 31, 2013 the Company had an aggregate outstanding notional amount of approximately $57.8 and $65.6 million, respectively, in foreign exchange contracts.

7. Debt

Long-term debt was comprised of the following components as of:

(in millions of dollars)	June 30, 2014			December 31, 2013
	Commitment Amount	Due Date	Balance Outstanding	Balance Outstanding

2019 Notes (1) (2)	$350.0	July 15, 2019	$350.0	$350.0
ERP Loan (12)	5.9	December 31, 2018	5.9	5.9
Credit Facility (3) (10)
Term Loan (3) (4) (5) (6) (10) (11)	50.0	July 19, 2016	32.5	34.4
Revolver (3) (4) (5) (6) (7) (8) (9) (10) (11)	50.0	July 19, 2016	—	—
Letter of Credit Facility (8) (9) (11)
Chartis Casualty Company	2.8	July 19, 2015	—	—
Zurich American Insurance Company	0.1	July 19, 2015	—	—
Line of Credit	1.6	January 3, 2015	—	—

			388.4	390.3
Less: current portion			(8.2)	(5.6)

Total			$380.2	$384.7

(1)	The 9.25% Senior Secured Second Lien Notes due 2019 (the “2019 Notes”) were co-issued by Dynacast International LLC (“Dynacast International”) and Dynacast Finance Inc. (“Dynacast Finance” and collectively the “Issuers”), each a wholly-owned subsidiary of the Company. The 2019 Notes are guaranteed on a senior secured basis by the Company and all of the Company’s direct and indirect domestic subsidiaries that guarantee the obligations of Dynacast International under the Credit Facility, as defined below (Note 15). The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether now owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances.
(2)	Interest on the 2019 Notes is fixed at 9.25% with interest payments due semi-annually on January 15th and July 15th. Interest accrued from July 19, 2011. Principal payment is due on July 15, 2019.
(3)	The Company has a Credit Facility which is comprised of a senior secured first-lien revolving credit facility (the “Revolver”) for $50.0 million which is available for working capital purposes, including the provision of letters of credit and a $50.0 million senior secured first-lien term loan (the “Term Loan”). Outstanding balances under the Term Loan and the Revolver bear interest at a rate equal to, at the Company’s option, either (i) the alternative base rate (“ABR”) plus the applicable margin(4) for ABR loans; or (ii) Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus applicable margin(5) for Eurodollar loans. Principal payments on the Term Loan are due quarterly. Principal payment on the Revolver is due July 19, 2016.
(4)	The ABR is equal to the greatest of (a) the base rate in effect for such day, (b) federal funds effective rate in effect on such day plus 0.50% or (c) the Adjusted LIBOR for an interest period of one-month beginning on such day plus 100 basis points; provided that the ABR shall be deemed to be not less that 2.50% per annum. The ABR for each of the three and six months ended June 30, 2014 and 2013 was 3.25%.
(5)	Adjusted LIBOR with respect to any borrowing comprised of Eurodollar loans (“Eurodollar Borrowing”) for any interest period is (a) an interest rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) determined by JPMorgan Chase Bank as “Administrative Agent” under the Credit Facility to be equal to the LIBOR for such Eurodollar Borrowing in effect for such interest period divided by (b) 1 minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the Adjusted LIBOR shall be deemed to be not less than 1.50% per annum. The Adjusted LIBOR for each of the three and six months ended June 30, 2014 and 2013 was 1.50%.
(6)	The applicable margin, effective May 21, 2014, with respect to any outstanding balances under the Term Loan or Revolver is 3.50% and 4.50% for ABR and Eurodollar Borrowings, respectively, subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the Administrative Agent of the quarterly or annual financial statements. The applicable margin for the period August 23, 2013 through May 20, 2014 with respect to any outstanding balances under the Term Loan or Revolver was 3.25% and 4.25% for ABR and Eurodollar Borrowings, respectively. The applicable margin at June 30, 2013 with respect to any outstanding balances under the Term Loan or Revolver was 3.50% and 4.50% for ABR and Eurodollar Borrowings, respectively.
(7)	The commitment fee for the Revolver is 0.75%, effective May 21, 2014, on the average daily unused amount of the Revolver commitment subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the Administrative Agent of the quarterly or annual financial statements. The commitment fee for the period August 23, 2013 through May 20, 2014 for the Revolver was 0.50% on the average daily unused amount of revolving commitment. The commitment fee at June 30, 2013 for the Revolver was 0.75% on the average daily unused amount of revolving commitment.
(8)	The letter of credit participation fee to any Revolver lender with respect to its participation in the Credit Facility is a rate equal to the applicable margin used to determine the interest rate on Eurodollar Borrowings on the average daily amount of such lender’s letter of credit exposure, which is defined as the aggregate undrawn amount of all outstanding letters of credit plus aggregate principal amount of all reimbursement obligations outstanding.
(9)	The fronting fee to any issuing bank in its capacity as an issuer of letters of credit is 0.25% on the average daily amount of letter of credit exposure.
(10)	With respect to any ABR Term or Revolver loan, interest is payable on the last business day of March, June, September and December of each year. With respect to any Eurodollar Borrowing Term or Revolver loan, interest is payable on the last day of the interest period as defined in the Credit Facility. For Eurodollar Borrowings with interest periods greater than three months, interest is payable in intervals of every three months.
(11)	Accrued fees are payable in arrears on the last business day of March, June, September and December of each year.
(12)	The ERP Fonds Austria Wirtschaftsservice loan (the “ERP Loan”) was received in connection with the investment in a new aluminum die-casting facility in Austria. Interest is fixed at 0.50% from January 1, 2012 to June 30, 2015 and at 1.5% from July 1, 2015 to December 31, 2018 with interest payments due quarterly. Interest accrued from June 18, 2013 when the ERP Loan was drawn. Principal payments are due semi-annually beginning June 30, 2015. A guarantee fee of 0.30% is charged quarterly in advance on the outstanding ERP Loan balance.

The letter of credit commitment under the Revolver is $10.0 million; however, at no time can the Company’s Revolver exposure, which is defined as the aggregate principal amount of all outstanding Revolver loans plus the aggregate amount of the Company’s letter of credit exposure, which is defined as the sum of (a) the aggregate undrawn amount of all outstanding letters of credit plus (b) the aggregate principal amount of all letter of credit reimbursement obligations, exceed the total Revolver commitment of $50.0 million. As of June 30, 2014, the Company had approximately $7.1 million available under the letter of credit commitments (Note 13). In addition to the letter of credit commitment under the Credit Facility, the Company has a line of credit in China for approximately $1.6 million under which no amounts were outstanding at June 30, 2014 and December 31, 2013.

Future minimum principal payments as of June 30, 2014 are as follows:

(in millions of dollars)

Remainder of 2014	$3.8
2015	17.7
2016	14.0
2017	1.5
2018	1.4
Thereafter	350.0

$388.4

The weighted average interest rate for the Term Loan and Revolver was 5.86% and 5.81% for the three and six months ended June 30, 2014, respectively. The interest rate for the Term Loan and Revolver was 6.0% for the three and six months ended June 30, 2013.

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

The Company amended its Credit Facility in March 2014 to allow cash dividends on the Series A Convertible Mandatorily Redeemable Preferred Stock, $0.001 par value per share, (“Series A Preferred Stock”) and the Series B Redeemable Preferred Stock, $0.001 par value per share, (“Series B Preferred Stock”), subject to maintaining a specified leverage ratio after reflecting the cash dividends paid and generating an amount determined by reference to certain cash flows of the Company as provided in the Credit Facility.

The Company is also subject to a maximum total leverage ratio and minimum interest coverage ratio under the Credit Facility. As of June 30, 2014, the Company is in compliance with these covenants. There are no financial covenants associated with the 2019 Notes or the ERP Loan.

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

2015	104.625%
2016	102.313%
2017 and thereafter	100.000%

8. Employee Benefit and Retirement Plans

The following table presents components of the Company’s pension cost for the periods shown below:

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Service cost-benefits earned during the period	$0.3	$0.3	$0.6	$0.5
Interest cost on projected benefit obligation	0.3	0.3	0.7	0.6
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.3)

Net periodic pension cost	$0.4	$0.4	$0.9	$0.8

9. Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s tax expense for the three and six months ended June 30, 2014 was favorably impacted by a decrease in the valuation allowance for a tax jurisdiction with tax losses where the tax benefit could not be recognized and negatively impacted by the non-deductible interest expense associated with the mandatorily redeemable preferred stock (Note 11) and the change in the fair value of the Company’s warrants (Note 10).

10. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of:

	June 30, 2014
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts (2)	$0.1	$—	$0.1	$—
Mutual funds (1)	2.3	2.3	—	—
Equity (1)	0.1	0.1	—	—

Total	$2.5	$2.4	$0.1	$—

Liabilities
Warrants	20.0	—	—	20.0
Foreign exchange forward contracts (2)	2.8	—	2.8	—

Total	$22.8	$—	$2.8	$20.0

(1)	Included in other current and noncurrent assets on the accompanying condensed consolidated balance sheets.
(2)	See Note 6 for further information.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the six months ended June 30, 2014:

(in millions of dollars)

Fair value of warrants at January 1, 2014	$15.6
Unrealized change during the period	4.4

Fair value of warrants at June 30, 2014	$20.0

The unrealized change in the fair value of warrants is included in other expense, net in the accompanying condensed consolidated statements of operations. For the six-months ended June 30, 2013 the unrealized change in the fair value of warrants was $4.2 million.

The following table summarizes the significant unobservable inputs in the warrant valuation:

(in millions of dollars)	Fair Value as of June 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Warrants	$20.0	Option Pricing	Discount Rate	11.75% - 12.75% (12.25%)
			Volatility (1)	55.0% - 65.0%
			EBITDA Multiples (2)	7.0x - 8.0x (7.5)
			Enterprise Value	$891.9 - $1,016.4 ($954.1)
			Liquidity Event (3)	7 to 10 years (7 years)

(1)	Volatility was 55.0% for the Kenner Equity Management, LLC (“Kenner”) warrants and 65.0% for MIHI LLC (“Macquarie”) warrants.
(2)	Before control premium.
(3)	Not based on weighted average.

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of:

	December 31, 2013
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Mutual funds (1)	$2.3	$2.3	$—	$—
Equity (1)	0.1	0.1	—	—

Total	$2.4	$2.4	$—	$—

Liabilities
Warrants	15.6	—	—	15.6
Foreign exchange forward contracts (2)	3.7	—	3.7	—

Total	$19.3	$—	$3.7	$15.6

(1)	Included in other current and noncurrent assets on the accompanying condensed consolidated balance sheets.
(2)	See Note 6 for further information.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the year ended December 31, 2013:

(in millions of dollars)

Fair value of warrants at January 1, 2013	$9.5
Unrealized change during period	6.1

Fair value of warrants at December 31, 2013	$15.6

The following table summarizes the significant unobservable inputs in the warrant valuation:

(in millions of dollars)	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Warrants	$15.6	Option Pricing	Discount Rate	12.25% - 13.25% (12.75%)
			Volatility (1)	60.0% - 65.0%
			EBITDA Multiples (2)	6.25 x to 7.25 x (6.75)
			Enterprise Value	$799.4 - $915.4 ($857.4)
			Liquidity Event (3)	7 to 10 years (7 years)

(1)	Volatility was 60.0% for the Kenner warrants and 65.0% for Macquarie warrants.
(2)	Before control premium.
(3)	Not based on weighted average.

Other Financial Instruments

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying values for current financial assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of such instruments.

The fair value of the 2019 Notes as of June 30, 2014 and December 31, 2013 was $385.0 and $385.9 million, respectively, based on available market information. The fair value of the ERP Loan as of June 30, 2014 and December 31, 2013 was $5.6 and $5.4 million, respectively, based on available market information. The carrying amounts of all other significant debt, including the Term Loan and the Revolver approximate fair value based on the variable nature of the interest thereupon and the consistency of the Company’s market spreads since the debt’s issuance.

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

During each of three and six months ended June 30, 2014, the Company recognized approximately $0.9 and $1.8 million in interest expense related to the Series A Preferred Stock, respectively. During each of three and six months ended June 30, 2013, the Company recognized approximately $1.1 and $2.1 million in interest expense related to the Series A Preferred Stock, respectively. As of June 30, 2014 and December 31, 2013 approximately $9.0 million in Series A Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheets.

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

During each of three and six months ended June 30, 2014, the Company recognized approximately $0.9 and $1.8 million in interest expense related to the Series B Preferred Stock, respectively. During each of three and six months ended June 30, 2013, the Company recognized approximately $1.0 and $2.1 million in interest expense related to the Series B Preferred Stock, respectively. As of June 30, 2014 and December 31, 2013 approximately $9.0 million in Series B Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheets.

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

Macquarie Warrants

In conjunction with the acquisition, the Company granted 3,960 warrants to Macquarie for the purchase of the Company’s common stock at an exercise price of $0.001. The Macquarie warrants expire on the tenth anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement dated July 19, 2011 (the “Security Holders Agreement”). The Macquarie warrants contain a contingent put right which enables the holders of the warrants to require the Company to redeem the warrants at $1,000 per warrant share in the event that either the Series A Preferred Stock or Series B Preferred Stock are redeemed. In addition, the Macquarie warrants also contain non-standard ownership dilution protection in events in which additional shares of common stock are issued to shareholders other than Macquarie. These warrants are classified as long-term and measured at fair value in the statement of financial position at June 30, 2014 and December 31, 2013, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in other income (expense) in the results of operations.

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

Similar to the Macquarie warrants, the Kenner warrants also contain non-standard ownership dilution protection in events where additional shares of common stock are issued to shareholders other than Kenner. These warrants are classified as long-term and measured at fair value in the statement of financial position at June 30, 2014 and December 31, 2013, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in other income (expense) in the results of operations.

12. Related Parties

Management Consulting Agreement

The Company has a management consulting agreement (the “Consulting Agreement”) with Kenner and other co-investors in the Company (collectively the “Consultants”). Under the terms of the Consulting Agreement, the Company will pay $1.0 million to Kenner and $1.5 million in aggregate to the Consultants annually. The Consulting Agreement is for successive one-year terms which automatically renew unless terminated in advance. The Company recognized approximately $0.6 and $1.2 million of management fee expense during each of the three and six month periods ended June 30, 2014 and 2013, respectively, which is recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013 approximately $0.6 million in Consulting Agreement fees is classified as current included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

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

13. Commitments and Contingencies

Guarantees

As of June 30, 2014 and December 31, 2013 the Company had two stand-by letters of credit under the Revolver with various banks for approximately $2.9 million securing the Company’s performance of obligations primarily related to workers’ compensation (Note 7).

Billings in Excess of Costs

As of June 30, 2014 and December 31, 2013 the Company had approximately $2.9 and $5.3 million, respectively in billing in excess of costs which represents cash collected from customers and billings to customers in advance of work performed which is classified as current and included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

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

The Company maintains property damage and business interruption insurance related to its operations. In June 2014 our France facility’s roof was damaged in a storm which will require the complete replacement of the roof. The insurer agreed to pay an estimated $2.3 million for the settlement of the pending insurance claim for business interruption and property damage. As a result, the Company recorded a gain of $1.9 million, net of $0.4 million in property, plant and equipment write-off which is included in other expense, net on the condensed consolidated statement of operations for the three and six months ended June 30, 2014.

14. Segment Information

The Company is comprised of three reportable geographic segments: Asia Pacific, Europe and North America, each of which includes the aggregation of multiple operating segments.

Inter-segment sales are not material, thus are not presented separately in the analysis below.

Net Sales

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Asia Pacific	$61.4	$58.2	$118.3	$108.9
Europe	52.0	45.5	103.4	91.5
North America	43.8	39.4	86.8	82.4

Total	$157.2	$143.1	$308.5	$282.8

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

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
		(As Recast)		(As Recast)

Asia Pacific	$10.0	$9.1	$17.4	$16.5
Europe	7.1	5.6	13.7	11.5
North America	7.0	6.0	13.6	15.6

Segment operating income	24.1	20.7	44.7	43.6
Corporate	(3.6)	(4.1)	(7.6)	(7.6)

	20.5	16.6	37.1	36.0

Fixed asset disposals	—	—	—	(0.1)

Operating income	$20.5	$16.6	$37.1	$35.9

Total Assets

(in millions of dollars)	June 30, 2014	December 31, 2013

Asia Pacific	$307.4	$306.2
Europe	436.2	422.8
North America	216.8	206.8
Corporate/Eliminations	(85.4)	(67.1)

Total Assets	$875.0	$868.7

Depreciation and Amortization

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Asia Pacific	$3.6	$3.2	$7.1	$6.3
Europe	3.8	3.3	7.7	6.6
North America	2.4	2.0	4.7	3.9

Total segment	9.8	8.5	19.5	16.8
Corporate	0.1	—	0.1	0.1

Total	$9.9	$8.5	$19.6	$16.9

Capital Expenditures

	Three Months Ended		Six Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Asia Pacific	$4.1	$3.9	$7.3	$5.9
Europe	1.3	2.2	3.9	3.0
North America	2.0	2.9	3.6	5.1

Total segment	7.4	9.0	14.8	14.0
Corporate	0.3	—	0.4	0.1

Total	$7.7	$9.0	$15.2	$14.1

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

The following supplemental condensed combining financial information sets forth, on a combining basis, balance sheets, statements of operations and statements of cash flows for the Parent, the Issuers, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Parent and its subsidiaries. The condensed combining financial information has been prepared on the same basis as the condensed consolidated financial statements of the Company as of and for the three and six months ended June 30, 2014 and 2013 and as of December 31, 2013. The Parent, the Issuers and the guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column, the Issuers column and the Guarantor column reflect the equity in net earnings/losses of its subsidiary guarantors and subsidiary non-guarantors, as appropriate.

During the six months ended June 30, 2014, mandatorily redeemable equity certificates between the guarantors and non-guarantors in the amount of $132.4 million were converted to intercompany loans in a non-cash transaction between the guarantors and the non-guarantors. Additionally, $23.5 million of intercompany loans among the issuers, the guarantors, and non-guarantors were settled in a non-cash settlement of the loans through the conversion of the loans to equity. There were no similar non-cash transactions during the corresponding period in the prior year. As these are non-cash transactions, these transactions are not included in the condensed combining statement of cash flows for the six months ended June 30, 2014.

Condensed Combining Statement of Operations

	Three Months Ended June 30, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$28.2	$130.5	$(1.5)	$157.2
Costs of goods sold	—	—	(22.0)	(99.1)	1.5	(119.6)

Gross margin	—	—	6.2	31.4	—	37.6
Operating expenses:
Selling, general and administrative expense	(0.9)	(0.1)	(4.7)	(11.4)	—	(17.1)

Total operating expenses	(0.9)	(0.1)	(4.7)	(11.4)	—	(17.1)
Operating (loss) income	(0.9)	(0.1)	1.5	20.0	—	20.5
Other income (expense)
Interest and other (expense) income, net	(4.2)	(10.1)	6.7	(4.5)	—	(12.1)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(5.1)	(10.2)	8.2	15.5	—	8.4
Income tax benefit (expense)	0.4	3.7	(4.1)	(4.4)	—	(4.4)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(4.7)	(6.5)	4.1	11.1	—	4.0
Equity in net earnings of unconsolidated subsidiaries	8.6	15.1	11.0	—	(34.7)	—

Net income	3.9	8.6	15.1	11.1	(34.7)	4.0
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Net income attributable to controlling stockholders	$3.9	$8.6	$15.1	$11.0	$(34.7)	$3.9

Total comprehensive income	$6.2	$10.8	$16.8	$13.8	$(41.4)	$6.2

Condensed Combining Statement of Operations

	Three Months Ended June 30, 2013
	(As Recast)
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$24.9	$119.6	$(1.4)	$143.1
Costs of goods sold	—	—	(19.4)	(91.2)	1.4	(109.2)

Gross margin	—	—	5.5	28.4	—	33.9
Operating expenses:
Selling, general and administrative expense	(1.3)	(0.1)	(4.8)	(11.1)	—	(17.3)

Total operating expenses	(1.3)	(0.1)	(4.8)	(11.1)	—	(17.3)
Operating (loss) income	(1.3)	(0.1)	0.7	17.3	—	16.6
Other income (expense)
Interest and other (expense) and income, net	(3.6)	(10.7)	10.9	(9.8)	—	(13.2)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(4.9)	(10.8)	11.6	7.5	—	3.3
Income tax benefit (expense)	0.4	2.7	(4.3)	(1.8)	—	(3.0)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(4.5)	(8.1)	7.3	5.7	—	0.4
Equity in net earnings of unconsolidated subsidiaries	4.8	12.9	5.7	—	(23.6)	—

Net income	0.4	4.9	13.0	5.7	(23.6)	0.4

Net income attributable to controlling stockholders	$0.4	$4.9	$13.0	$5.7	$(23.6)	$0.4

Total comprehensive income	$0.4	$5.0	$13.2	$6.7	$(24.8)	$0.5

Condensed Combining Statement of Operations

	Six Months Ended June 30, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$—	$54.7	$256.8	$(3.0)	$308.5
Costs of goods sold	—	—	(43.0)	(196.5)	3.0	(236.5)

Gross margin	—	—	11.7	60.3	—	72.0
Operating expenses:
Selling, general and administrative expense	(2.2)	(0.1)	(9.5)	(23.1)	—	(34.9)

Total operating expenses	(2.2)	(0.1)	(9.5)	(23.1)	—	(34.9)
Operating (loss) income	(2.2)	(0.1)	2.2	37.2	—	37.1
Other income (expense)
Interest and other (expense) income, net	(8.0)	(20.5)	14.3	(11.3)	—	(25.5)

(Loss) before income tax and equity in net earnings of unconsolidated subsidiaries	(10.2)	(20.6)	16.5	25.9	—	11.6
Income tax benefit (expense)	1.1	9.4	(10.5)	(7.3)	—	(7.3)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(9.1)	(11.2)	6.0	18.6	—	4.3
Equity in net earnings of unconsolidated subsidiaries	13.2	24.4	18.4	—	(56.0)	—

Net income	4.1	13.2	24.4	18.6	(56.0)	4.3
Less: net income attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)

Net income attributable to controlling stockholders	$4.1	$13.2	$24.4	$18.4	$(56.0)	$4.1

Total comprehensive income	$4.7	$13.5	$24.2	$19.1	$(56.8)	$4.7

Condensed Combining Statement of Operations

	Six Months Ended June 30, 2013
	(As Recast)
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	—	$51.9	$233.7	$(2.8)	$282.8
Costs of goods sold	—	—	(38.8)	(177.1)	2.8	(213.1)

Gross margin	—	—	13.1	56.6	—	69.7
Operating expenses:
Selling, general and administrative expense	(2.6)	(0.2)	(9.1)	(21.9)	—	(33.8)

Total operating expenses	(2.6)	(0.2)	(9.1)	(21.9)	—	(33.8)
Operating (loss) income	(2.6)	(0.2)	4.0	34.7	—	35.9
Other income (expense)
Interest and other (expense) income, net	(8.4)	(22.1)	14.7	(12.9)	—	(28.7)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(11.0)	(22.3)	18.7	21.8	—	7.2
Income tax benefit (expense)	1.1	9.2	(10.7)	(6.8)	—	(7.2)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(9.9)	(13.1)	8.0	15.0	—	—
Equity in net earnings of unconsolidated subsidiaries	9.8	22.9	14.9	—	(47.6)	—

Net (loss) income	(0.1)	9.8	22.9	15.0	(47.6)	—
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Net (loss) income attributable to controlling stockholders	$(0.1)	$9.8	$22.9	$14.9	$(47.6)	$(0.1)

Total comprehensive (loss) income	$(8.6)	$1.4	$12.9	$5.7	$(19.8)	$(8.4)

Condensed Combining Balance Sheet

	As of June 30, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$12.3	$3.6	$27.4	$—	$43.3
Accounts receivable, net	—	—	16.5	85.9	—	102.4
Inventory	—	—	6.9	39.0	—	45.9
Prepaids and other assets	0.1	0.7	5.4	15.1	(6.4)	14.9
Deferred income taxes	—	—	3.8	2.2	—	6.0

Total current assets	0.1	13.0	36.2	169.6	(6.4)	212.5

Property and equipment, net	0.3	—	26.6	125.3	—	152.2
Intangible assets, net	—	—	25.1	215.9	—	241.0
Goodwill	—	—	30.8	215.2	—	246.0
Other assets	257.5	665.4	541.3	35.5	(1,476.4)	23.3

Total assets	257.9	678.4	660.0	761.5	(1,482.8)	875.0
Liabilities and Equity
Current liabilities
Accounts payable	0.2	—	9.5	55.5	—	65.2
Income taxes payable	—	—	—	5.4	—	5.4
Accrued expenses and other liabilities	1.0	1.2	11.3	45.5	(6.4)	52.6
Accrued interest	—	15.0	—	—	—	15.0
Deferred revenue	—	—	3.8	9.0	—	12.8
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.8	—	0.8
Current portion of long-term debt	—	7.5	—	0.7	—	8.2
Deferred income taxes	—	1.1	—	0.4	—	1.5

Total current liabilities	1.2	24.8	24.6	117.3	(6.4)	161.5
Accrued interest and dividends	17.9	—	—	—	—	17.9
Accrued pension and retirement benefit obligations	—	—	1.6	20.9	—	22.5
Notes payable to affiliate, net	29.9	25.9	10.1	131.0	(196.9)	—
Long-term debt, net	—	375.0	—	5.2	—	380.2
Mandatorily redeemable preferred stock	53.0	—	—	151.1	(151.1)	53.0
Warrants	20.0	—	—	—	—	20.0
Deferred income taxes	—	—	54.5	63.6	(50.7)	67.4
Other liabilites	—	2.0	3.2	7.1	—	12.3

Total liabilities	122.0	427.7	94.0	496.2	(405.1)	734.8

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—

Puttable common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	134.4	250.7	566.0	209.4	(1,026.1)	134.4
Non-controlling interests	—	—	—	4.3	—	4.3

Total equity	134.4	250.7	566.0	213.7	(1,026.1)	138.7

Total liabilities and equity	$257.9	$678.4	$660.0	$761.5	$(1,482.8)	$875.0

Condensed Combining Balance Sheet

	As of December 31, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$6.5	$—	$30.3	$—	$36.8
Accounts receivable, net	—	—	13.7	83.3	—	97.0
Inventory	—	—	7.0	38.0	—	45.0
Prepaids and other assets	0.2	0.8	4.4	13.2	(3.4)	15.2
Deferred income taxes	—	—	3.8	2.3	(1.2)	4.9

Total current assets	0.2	7.3	28.9	167.1	(4.6)	198.9

Property and equipment, net	—	—	26.6	122.1	—	148.7
Intangible assets, net	—	—	25.8	223.2	—	249.0
Goodwill	—	—	30.8	215.9	—	246.7
Other assets	246.4	683.4	567.0	55.5	(1,526.9)	25.4

Total assets	$246.6	$690.7	$679.1	$783.8	$(1,531.5)	$868.7
Liabilities and Equity
Current liabilities
Accounts payable	0.5	—	7.9	59.3	—	67.7
Income taxes payable	—	—	—	5.8	—	5.8
Accrued expenses and other liabilities	1.5	3.8	13.4	38.1	(3.4)	53.4
Accrued interest	—	15.0	—	—	—	15.0
Deferred revenue	—	—	3.6	8.6	—	12.2
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.8	—	0.8
Current portion of long-term debt	—	5.6	—	—	—	5.6
Deferred income taxes	—	1.1	—	0.4	(1.1)	0.4

Total current liabilities	2.0	25.5	24.9	113.0	(4.5)	160.9
Accrued interest and dividends	17.9	—	—	—	—	17.9
Accrued pension and retirement benefit obligations, net	—	—	1.9	20.6	—	22.5
Notes payable to affiliate, net	26.7	45.7	7.1	43.2	(122.7)	—
Long-term debt, net	—	378.8	—	5.9	—	384.7
Mandatorily redeemable preferred stock	53.0	—	—	283.6	(283.6)	53.0
Warrants	15.6	—	—	—	—	15.6
Deferred income taxes	—	—	44.0	65.2	(40.3)	68.9
Other liabilities	—	—	3.7	6.0	—	9.7

Total liabilities	115.2	450.0	81.6	537.5	(451.1)	733.2

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—

Puttable common stock	1.5	—	—	—	—	1.5

Equity
Total equity attributable to controlling stockholders	129.9	240.7	597.5	190.6	(1,028.8)	129.9
Non-controlling interests	—	—	—	4.1	—	4.1

Total equity	129.9	240.7	597.5	194.7	(1,028.8)	134.0

Total liabilities and equity	$246.6	$690.7	$679.1	$783.8	$(1,531.5)	$868.7

Condensed Combining Statement of Cash Flows

	Six Months Ended June 30, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated

Cash flows from operating activities

Net cash flows provided by operating activities	$3.8	$14.9	$21.1	$25.9	$(38.6)	$27.1

Cash flows from investing activities
Capital expenditures	(0.3)	—	(2.7)	(12.2)	—	(15.2)
Settlement of derivative contracts	—	(0.2)	—	—	—	(0.2)
Notes receivable issued to affiliates, net	—	(6.0)	14.3	(2.5)	(5.8)	—

Net cash flows (used in) provided by investing activities	(0.3)	(6.2)	11.6	(14.7)	(5.8)	(15.4)

Cash flows from financing activities
Draws on revolver	—	—	—	—	—	—
Repayments on revolver	—	—	—	—	—	—
Draw on credit facility	—	—	—	3.0	—	3.0
Repayment on credit facility	—	—	—	(3.0)	—	(3.0)
Notes payable from affiliates, net	—	2.5	3.1	(14.3)	8.7	—
Dividends to affiliates	—	(3.5)	(32.2)	—	35.7	—
Dividends paid to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Dividends paid to holders of mandatorily redeemable preferred stock	(3.5)	—	—	—	—	(3.5)
Repayments on long-term debt	—	(1.9)	—	—	—	(1.9)

Net cash flows (used in) provided by financing activities	(3.5)	(2.9)	(29.1)	(14.4)	44.4	(5.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3
Net change in cash and cash equivalents	—	5.8	3.6	(2.9)	—	6.5
Cash and cash equivalents
Beginning of period	—	6.5	—	30.3	—	36.8

End of period	$—	$12.3	$3.6	$27.4	$—	$43.3

Condensed Combining Statement of Cash Flows

	Six Months Ended June 30, 2013
	(As Recast)
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated

Cash flows from operating activities

Net cash flows provided by operating activities	$0.5	$12.9	$32.3	$25.2	$(42.2)	$28.7

Cash flows from investing activities
Capital expenditures	—	—	(3.9)	(12.9)	—	(16.8)
Notes receivable issued to affiliates, net	—	(3.4)	13.6	(10.2)	—	—

Net cash flows (used in) provided by investing activities	—	(3.4)	9.7	(23.1)	—	(16.8)

Cash flows from financing activities
Draws on revolver	—	9.0	—	—	—	9.0
Repayments on revolver	—	(9.0)	—	—	—	(9.0)
Draw on credit facility	—	—	—	1.4	—	1.4
Repayment on credit facility	—	—	—	(1.4)	—	(1.4)
Proceeds from ERP loan	—	—	—	5.6	—	5.6
Debt issuance costs	(0.5)	—	—	—	—	(0.5)
Notes payable from affiliates, net	—	10.1	—	(13.5)	3.4	—
Dividends to affiliates	—	—	(38.8)	—	38.8	—
Dividends paid to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Repayments on long-term debt	—	(8.1)	—	—	—	(8.1)

Net cash flows (used in) provided by financing activities	(0.5)	2.0	(38.8)	(8.0)	42.2	(3.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)
Net change in cash and cash equivalents	—	11.5	3.2	(6.5)	—	8.2
Cash and cash equivalents
Beginning of period	—	2.3	2.5	23.2	—	28.0

End of period	$—	$13.8	$5.7	$16.7	$—	$36.2

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

Introduction

Dynacast International Inc. was incorporated as a Delaware corporation in May 2011 by a consortium of private investors led by Kenner and Company, Inc. (“Kenner”) and subsequently acquired the Dynacast companies that conducted the business of Dynacast from affiliates of Melrose, Plc (“Melrose”) on July 19, 2011 for approximately $590.0 million, less outstanding notes payable to affiliates of Melrose, net, plus remittance of cash held by the Dynacast companies as of July 19, 2011 (the “Acquisition”). Dynacast had no activity or operations prior to the Acquisition. In conjunction with the Acquisition, Dynacast International LLC and Dynacast Finance Inc., each a wholly-owned subsidiary of Dynacast, issued $350.0 million in aggregate principal amount of the 9.25% Senior Secured Second Lien Notes due 2019 (the “2019 Notes”). Concurrently with the issuance of the 2019 Notes, Dynacast International LLC, as borrower, entered into a senior secured credit facility, consisting of a $50.0 million term loan and a $50.0 million revolving credit facility, (collectively, the “Credit Facility”) with certain lenders to finance the Acquisition and provide for working capital.

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

Market and Performance Overview

For the three months ended June 30, 2014, net sales totaled $157.2 million, an increase of 9.9%, compared to $143.1 million for the corresponding period in the prior year. Operating income was $20.5 million for the three months ended June 30, 2014, an increase of 23.5%, compared to $16.6 million for the corresponding period in the prior year. In addition, the Company reported net income attributable to controlling stockholders of $3.9 million for the three months ended June 30, 2014, compared to $0.4 million for the corresponding period in the prior year. The increase in net income attributable to controlling stockholders of $3.5 million is primarily driven by our Europe, North America and Asia Pacific reportable segments which reported increases in operating income of $1.5, $1.0 and $0.9 million, respectively, as well as a $1.9 million gain related to pending insurance recovery discussed in more detail below.

The increase in net sales is attributable to increased net sales across all of our reportable segments led by the Europe and North America reportable segments which reported increases in net sales of $6.5 and $4.4 million, respectively, and to a lesser extent our Asia Pacific reportable segment which reported an increase in net sales of $3.2 million. The increase in operating income was led by our Europe reportable segment which reported an increase in operating income of $1.5 million, or 26.8%, while our North America and Asia Pacific segments reported increases in operating income of $1.0 and $0.9 million or 16.7% and 9.9%, respectively.

Our effective tax rate for the three months ended June 30, 2014 was 52.4% compared to 88.2% for the corresponding period in the prior year. Our estimated annual effective tax rate for the year ended December 31, 2014 applied to the earnings for the three months ended June 30, 2014 continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Preferred Stock and Series B Preferred Stock and the change in the fair value warrants of approximately $11.5 million, as well as U.S. taxable income on foreign earnings of $13.6 million.

For the six months ended June 30, 2014, net sales totaled $308.5 million, an increase of 9.1%, compared to $282.8 million for the corresponding period in the prior year. Operating income was $37.1 million for the six months ended June 30, 2014, an increase of 3.3%, compared to $35.9 million (as recast) for the corresponding period in the prior year. In addition, the Company reported net income attributable to controlling stockholders of $4.1 million for the six months ended June 30, 2014, compared to $0.1 million loss (as recast) for the corresponding period in the prior year. The increase in net income attributable to controlling stockholders of $4.2 million is primarily driven by our Europe and Asia Pacific reportable segments which reported increases in operating income of $2.2 and $0.9 million respectively, as well as a $1.9 million gain related to pending insurance recovery discussed in more detail below, partially offset by a decrease in our North America reportable segment of $2.0 million (as recast).

The increase in net sales is attributable to increased net sales across all of our reportable segments led by the Europe and Asia Pacific reportable segments which reported increases in net sales of $11.9 and $9.4 million, respectively, and to a lesser extent our North America reportable segment which reported an increase in net sales of $4.4 million. The increase in operating income was attributable to our Europe and Asia Pacific reportable segments which reported an increase in operating income of $2.2 million, or 19.1%, and $0.9, or 5.5%, respectively, which was partially offset by a decrease in our North America reportable segment of $2.0 million (as recast), or 12.8%.

Our effective tax rate for the six months ended June 30, 2014 was 62.9% compared to 100.0% (as recast) for the corresponding period in the prior year. Our estimated annual effective tax rate for the year ended December 31, 2014 applied to the earnings for the six months ended June 30, 2014 continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Preferred Stock and Series B Preferred Stock and the change in the fair value warrants of approximately $11.5 million, as well as, U.S. taxable income on foreign earnings of $13.6 million.

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

The performance of our manufacturing facilities closely follows changes in the customers and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Net sales in our Europe reportable segment are generally weaker in the third quarter as many of our European customers and our facilities themselves are closed for several weeks for summer vacation. Our Asia Pacific reportable segment net sales are generally stronger in the consumer electronics end market during the third and fourth quarters as our customers prepare for the holiday season.

For the three and six months ended June 30, 2014, approximately 40.7% and 40.4% of our sales were to customers in the global automotive safety and electronics end market, approximately 19.8% and 19.7% of our sales were to customers in the consumer electronics end market, approximately 7.3% and 7.5% of our sales were to customers in the healthcare end market and 5.5% and 5.8% of our sales were to customers in the telecommunications end market, respectively. We have seen continued overall growth in these end markets, particularly in the Asia Pacific and North America regions.

The effects of foreign currency translation rates had only a small net impact on results for the three months ended June 30, 2014 when compared to the corresponding period in the prior year. The overall impact of foreign currency translation rates was to increase net sales by $2.1 million with minimal impact on operating income. For the three months ended June 30, 2014 the average exchange rate of the U.S. dollar to the British Pound Sterling was 0.5944; the Chinese Renminbi 6.1660; the Euro 0.7286; the Singapore Dollar 1.2527; the Malaysian Ringgit 3.2362; and the Canadian Dollar 1.0913. When compared to the corresponding period in the prior year, the British Pound Sterling, Euro and Renminbi strengthened by 8.8%, 4.9% and less than one percent, respectively, while the Malaysian Ringgit, the Canadian Dollar and Singapore Dollar weakened by 5.6%, 6.7% and less than one percent, respectively.

The effects of foreign currency translation rates had only a small net impact on results for the six months ended June 30, 2014 when compared to the corresponding period in the prior year. The overall impact of foreign currency translation rates was to increase net sales by $2.7 million with minimal impact on operating income. For the six months ended June 30, 2014 the average exchange rate of the U.S. dollar to the British Pound Sterling was 0.5995; the Chinese Renminbi 6.1409; the Euro 0.7295; the Singapore Dollar 1.2609; the Malaysian Ringgit 3.2679; and the Canadian Dollar 1.0964. When compared to the corresponding period in the prior year, the British Pound Sterling, Renminbi and Euro strengthened by 7.4%, 1.7% and 4.2%, respectively, while the Singapore Dollar, Malaysian Ringgit and the Canadian Dollar weakened by 1.5%, 6.4% and 8.0%, respectively.

The impact of foreign currency translation rate movements was as follows:

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
(in millions of dollars)	Net Sales	Operating Income	Net Sales	Operating Income

British Pound Sterling	$0.4	$—	$0.8	$0.1
Canadian Dollar	(0.6)	(0.1)	(1.6)	(0.4)
Chinese Renminbi	0.3	—	1.0	0.1
Euro	2.3	0.3	4.0	0.6
Malaysian Ringgit	(0.4)	(0.1)	(0.9)	(0.2)
Singapore Dollar	—	—	(0.5)	(0.1)
Other, net	0.1	—	(0.1)	(0.1)

Total	$2.1	$0.1	$2.7	$—

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

Consolidated Results of Operations

We believe the selected data and the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Operations are important in evaluating our operations. The following tables set forth items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales for the periods presented:

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	For the Three Months Ended
(in millions of dollars)	June 30, 2014		June 30, 2013

Net sales	$157.2	100.0%	$143.1	100.0%
Costs of goods sold	(119.6)	(76.1)%	(109.2)	(76.3)%

Gross margin	37.6	23.9%	33.9	23.7%
Operating expenses:
Selling, general and administrative expense	(17.1)	(10.9)%	(17.3)	(12.1)%

Total operating expenses	(17.1)	(10.9)%	(17.3)	(12.1)%

Operating income	20.5	13.0%	16.6	11.6%
Other income (expense)
Interest expense	(11.5)	(7.3)%	(11.5)	(8.0)%
Other (expense) income	(0.6)	(0.4)%	(1.7)	(1.2)%

Income (loss) before income taxes	8.4	5.3%	3.4	2.4%
Income tax (expense)	(4.4)	(2.8)%	(3.0)	(2.1)%

Net income	$4.0	2.5%	$0.4	0.3%

Net Sales. Net sales were $157.2 million for the three months ended June 30, 2014 compared to $143.1 million for the corresponding period in the prior year. Net sales for the three months ended June 30, 2014 and 2013 included $7.5 million, or 4.8%, and $7.3 million, or 5.1%, in revenue, respectively, related to the sale of new tools or replacement tools that were separately priced. The increase in net sales is attributable to increased net sales across all of our reportable segments led by the Europe and North America reportable segments which reported increases in net sales of $6.5 and $4.4 million, respectively, and to a lesser extent our Asia Pacific reportable segment which reported an increase in net sales of $3.2 million.

Gross Margin. Gross margin as a percentage of net sales for the three months ended June 30, 2014 was 23.9% which was consistent with the corresponding period in the prior year of 23.7%.

Selling General & Administrative. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales were 10.9% for the three months ended June 30, 2014 compared to 12.1% for the corresponding period in the prior year. The decrease in SG&A as a percentage of net sales during the three months ended June 30, 2014 was primarily attributable to the overall increase in net sales.

Interest Expense. We incurred interest expense of $11.5 million during the three months ended June 30, 2014, of which approximately $8.6 million was attributable to the 2019 Notes and the Credit Facility, $1.0 million was attributable to the amortization of deferred financing costs, $1.8 million was attributable to the Series A Preferred Stock and the Series B Preferred Stock and $0.1 million was attributable to other interest costs. Whereas during the three months ended June 30, 2013 we incurred $11.5 million in interest expense, net, of which approximately $8.7 million was attributable to the 2019 Notes and the Credit Facility, $1.0 million was related to the amortization of deferred financing costs, $2.0 million was attributable to the Series A Preferred Stock and Series B Preferred Stock and approximately $0.2 million was attributable to other interest income.

Other Expense, Net. Other expense, net for the three months ended June 30, 2014 relates to the change in the fair value of the Company’s warrants of $2.4 million partially offset by a $1.9 million gain, net related to pending insurance recovery. In June 2014, our France facility was severely damaged in a hail storm necessitating a complete replacement of the roof. Part of the roof contained asbestos, which prior to the hail storm, was compliant with French law surrounding the maintenance of and safeguarding against asbestos. As a result of the roof replacement, the asbestos was no longer compliant with French law and needed to be removed. See Notes 10 and 13 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

Income Taxes. The effective tax rate for the three months ended June 30, 2014 was 52.4% as compared to 88.2% (as recast) for the corresponding period in the prior year. The Company’s income tax expense and effective tax rate are based upon the estimated annual effective tax rate applied to the year-to-date pre-tax income adjusted for the effects of items required to be treated as discrete to the period. There were no items that were discrete to the three months ended June 30, 2014. The Company’s tax expense was also impacted by the mix of earnings in the U.S. and outside the U.S.

The Company’s estimated annual effective tax rate used for the three months ended June 30, 2014 on taxable U.S. earnings was 0.0% not including discrete items. The U.S. estimated annual effective tax rate was favorably impacted by a decrease in valuation allowance and negatively impacted by the non-deductibility of interest expense associated with the Series A Preferred Stock and Series B Preferred Stock, as well as the change in the fair value of the Company’s warrants and U.S taxable income on foreign earnings.

Our estimated annual effective tax rate for the year ended December 31, 2014 applied to the earnings for the three months ended June 30, 2014 continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Preferred Stock and Series B Preferred Stock of $7.1 million and the change in the fair value warrants of approximately $4.4 million, as well as U.S. taxable income on foreign earnings of $13.6 million. We expect the non-deductibility of interest expense related to the Series A Preferred Stock and Series B Preferred Stock to continue to negatively affect our effective tax rate until the Series A Preferred Stock and the Series B Preferred Stock are redeemed. For the three months ended June 30, 2014, the Company recognized tax expense at a blended estimated annual effective tax rate of approximately 28.1% on non-U.S. earnings compared to 30.0% for the corresponding period in the prior year.

For the three months ended June 30, 2014, tax expense was approximately $4.4 million all of which was attributable to non-U.S. earnings. Tax expense for the three months ended June 30, 2013 was approximately $3.0 million, of which approximately $2.7 million was attributable to non-U.S. earnings and $0.3 million was attributable to U.S. tax expense related to the Company’s net investment hedges.

Segment Operating Results:

Net sales by segment were as follows for the periods presented:

	For the Three Months Ended		Dollar	Percentage
(in millions of dollars)	June 30, 2014	June 30, 2013	Change	Change

Asia Pacific	$61.4	$58.2	$3.2	5.5%
Europe	52.0	45.5	6.5	14.3%
North America	43.8	39.4	4.4	11.2%

Total	$157.2	$143.1	$14.1	9.9%

Operating income by segment was as follows for the periods presented:

	For the Three Months Ended		Dollar	Percentage
(in millions of dollars)	June 30, 2014	June 30, 2013	Change	Change
		(As Recast)

Asia Pacific	$10.0	$9.1	$0.9	9.9%
Europe	7.1	5.6	1.5	26.8%
North America	7.0	6.0	1.0	16.7%

Total	$24.1	$20.7	$3.4	16.4%

Asia Pacific

The increase in net sales of $3.2 million was primarily driven by increased sales volumes in the consumer electronics, automotive safety and electronics and healthcare end markets at our DDG, Malaysia, and Korea facilities of $4.7, $1.1 and $0.7 million, respectively, which offset a decrease in net sales at our Singapore facility of $3.5 million in the consumer electronics end market. The overall impact of foreign currency translation rate movements was minimal during the three months ended June 30, 2014.

Gross margin as a percentage of net sales for the three months ended June 30, 2014 was 24.0% which was consistent with the corresponding period in the prior year of 24.6%.

SG&A as a percentage of net sales for the three months ended June 30, 2014 was 7.8% which was consistent with the corresponding period in the prior year of 8.4%.

Segment operating income for the three months ended June 30, 2014 was $10.0 million, an increase of $0.9 million, or 9.9%, from $9.1 million for the corresponding period in the prior year. The increase in segment operating income was primarily attributable to increased sales and margins at our DDG, Korea and Malaysia facilities discussed above. Foreign currency translation rate movements had minimal impact on operating income as summarized above.

Europe

Approximately $2.7 million, or 41.5%, of the increase in net sales of $6.5 million was attributable to the strengthening of the Euro, $2.3 million and the British Pound Sterling, $0.4 million. Overall, underlying sales increased by 8.4% driven primarily by the increased sales volume in the automotive safety and electronics end market at our Germany, United Kingdom and Italy facilities of $1.2, $1.1 and $0.6 million, respectively, and increased sales volumes of $0.2 million each at our Austria and France facilities across multiple end markets

Gross margin as a percentage of net sales for the three months ended June 30, 2014 was 22.3% which was consistent with the corresponding period in the prior year of 22.1%.

SG&A as a percentage of net sales for the three months ended June 30, 2014 was 8.9% compared to 10.1% for the corresponding period in the prior year. The decrease in SG&A as a percentage of net sales during the three months ended June 30, 2014 was primarily attributable to the overall increase in net sales.

Segment operating income for the three months ended June 30, 2014 was $7.1 million, an increase of $1.5 million, or 26.8%, from $5.6 million for the corresponding period in the prior year. The increase in segment operating income was primarily attributable to increased sales and margins at our Germany and United Kingdom facilities. Foreign currency translation rate movements had a $0.3 million, or 5.4%, positive impact on operating income as summarized above.

North America

The increase in net sales of $4.4 million, or 11.2%, was primarily driven by increased sales volumes at our Elgin and Mexico facilities of $5.2 and $1.3 million, respectively. The increase in net sales at our Elgin facility was driven primarily by increased die cast sales volumes of $4.9 million in the hardware and healthcare end markets and to a lesser extent MIM tool sales of $0.3 million. The increase in net sales at our Mexico facility was primarily driven by increased sales volumes in the automotive safety and electronics end market. Offsetting the increases at our Elgin and Mexico facilities was a $2.1 million decrease at our Lake Forest facility which was primarily attributable to program attrition across multiple end markets beginning in the second half of 2013 and continuing into 2014.

Gross margin as a percentage of net sales for the three months ended June 30, 2014 was 24.7% which was consistent with the corresponding period in the prior year of 24.1%.

SG&A as a percentage of net sales for the three months ended June 30, 2014 was 8.9% which was consistent with the corresponding period in the prior year of 9.2%.

The increase in segment operating income of $1.0 million, or 16.7%, was primarily attributable to increased sales volumes and margins at our Elgin facility and to a lesser extent increased volumes at our Mexico facility.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	For the Six Months Ended
(in millions of dollars)	June 30, 2014		June 30, 2013
			(As Recast)

Net sales	$308.5	100.0%	$282.8	100.0%
Costs of goods sold	(236.5)	(76.7)%	(213.1)	(75.4)%

Gross margin	72.0	23.3%	69.7	24.6%
Operating expenses:
Selling, general and administrative expense	(34.9)	(11.3)%	(33.8)	(12.0)%

Total operating expenses	(34.9)	(11.3)%	(33.8)	(12.0)%

Operating income	37.1	12.0%	35.9	12.7%
Other income (expense)
Interest expense	(22.9)	(7.4)%	(24.5)	(8.7)%
Other (expense) income	(2.6)	(0.8)%	(4.2)	(1.5)%

Income before income taxes	11.6	3.8%	7.2	2.5%
Income tax (expense)	(7.3)	(2.4)%	(7.2)	(2.5)%

Net income	$4.3	1.4%	$—	0.0%

Net Sales. Net sales were $308.5 million for the six months ended June 30, 2014 compared to $282.8 million for the corresponding period in the prior year. Net sales for the six months ended June 30, 2014 and 2013 included $14.7 million, or 4.8%, and $13.4 million, or 4.7%, in revenue, respectively, related to the sale of new tools or replacement tools that were separately priced. The increase in net sales of $25.7 million was primarily attributable to increased sales in the Europe and Asia Pacific reportable segments of $11.9 and $9.4 million, respectively, and to a lesser extent the North America reportable segment which reported an increase in net sales of $4.4 million.

Gross Margin. Gross margin as a percentage of net sales for the six months ended June 30, 2014 was 23.3% compared to 24.6% (as recast) for the corresponding period in the prior year. The decrease in gross margin as a percentage of net sales during the six months ended June 30, 2014 is primarily attributable to our North America reportable segment which saw a 2.4% decrease in gross margin discussed in more detail below.

Selling General and Administrative. SG&A expenses as a percentage of net sales were 11.3% for the six months ended June 30, 2014 compared to 12.0% for the corresponding period in the prior year. The decrease in SG&A as a percentage of net sales during the six months ended June 30, 2014 was primarily attributable to $0.5 million in severance costs incurred during the six months ended June 30, 2013 that were absent during the six month period ended June 30, 2014.

Interest Expense. We incurred interest expense, net, of $22.9 million during the six months ended June 30, 2014 of which approximately $17.2 million was attributable to the 2019 Notes and the Senior Secured Credit Facility, $1.9 million was attributable to the amortization of deferred financing costs, $3.5 million was attributable to the Series A Preferred Stock and the Series B Preferred Stock and $0.3 million was attributable to other interest costs. Whereas during the six months ended June 30, 2013 we incurred $24.5 million in interest expense, net, of which approximately $17.5 million was attributable to the 2019 Notes and the Senior Secured Credit Facility, $2.6 million was attributable to the amortization of deferred financing costs, $4.2 million was attributable to the Series A Preferred Stock and Series B Preferred Stock and $0.2 million was attributable to other interest costs. The decrease in interest expense is primarily attributable to the decrease in the dividend rate on the Series A Preferred Stock and the Series B Preferred Stock.

Other (Expense) Income. Other expense, net for the six months ended June 30, 2014 relates to the change in the fair value of the Company’s warrants of $4.4 million partially offset by a $1.9 million, net gain related to a pending insurance recovery. In June 2014, our France facility was severely damaged by a hail storm necessitating a complete replacement of the roof. Part of the roof contained asbestos, which prior to the hail storm, was compliant with French law surrounding the maintenance of and safeguarding against asbestos. As a result of the roof replacement, the asbestos was no longer compliant with French law and needed to be removed. See Notes 10 and 13 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

Income Taxes. The effective tax rate for the six months ended June 30, 2014 was 62.9% as compared to 100.0% (as recast) for the corresponding period in the prior year. Dynacast’s income tax expense and effective tax rate are based upon the estimated annual effective tax rate applied to the year to date pre-tax income adjusted for the effects of items required to be treated discrete to the period. Dynacast’s tax expense was also impacted by the mix of earnings in the U.S. and outside the U.S.

The Company’s estimated annual effective tax rate used for the six months ended June 30, 2014 on taxable U.S. earnings was 0.0% not including discrete items. The U.S. estimated annual effective tax rate was favorably impacted by a decrease in valuation allowance and negatively impacted by the non-deductibility of interest expense associated with the Series A Preferred Stock and Series B Preferred Stock, the change in the fair value of the Company’s warrants, as well as and U.S taxable income on foreign earnings.

Our estimated annual effective tax rate for the year ended December 31, 2014 applied to the earnings for the six months ended June 30, 2014 continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Preferred Stock and Series B Preferred Stock of $7.1 million and the change in the fair value of warrants of approximately $4.4 million, as well as U.S. taxable income on foreign earnings of $13.6 million. We expect the non-deductibility of interest expense related to the Series A Preferred Stock and Series B Preferred Stock to continue to negatively affect our effective tax rate until the Series A Preferred Stock and the Series B Preferred Stock are redeemed. For the six months ended June 30, 2014, the Company recognized tax expense at a blended estimated annual effective tax rate of approximately 28.1% on non-U.S. earnings compared to 30.0% for the corresponding period in the prior year.

For the six months ended June 30, 2014, tax expense was approximately $7.3 million all of which was attributable to non-U.S. earnings. Tax expense for the six months ended June 30, 2013 was approximately $7.2 million, of which approximately $6.8 million was attributable to non-U.S. earnings and $0.4 million was attributable to U.S. tax expense related to the Company’s net investment hedges.

Segment Operating Results:

Net sales by segment were as follows for the periods presented:

	For the Six Months Ended		Dollar	Percentage
(in millions of dollars)	June 30, 2014	June 30, 2013	Change	Change

Asia Pacific	$118.3	$108.9	$9.4	8.6%
Europe	103.4	91.5	11.9	13.0%
North America	86.8	82.4	4.4	5.3%

Total	$308.5	$282.8	$25.7	9.1%

Operating income by segment was as follows for the periods presented:

	For the Six Months Ended		Dollar	Percentage
(in millions of dollars)	June 30, 2014	June 30, 2013	Change	Change
		(As Recast)

Asia Pacific	$17.4	$16.5	$0.9	5.5%
Europe	13.7	11.5	2.2	19.1%
North America	13.6	15.6	(2.0)	-12.8%

Total	$44.7	$43.6	$1.1	2.5%

Asia Pacific

Net sales for the six months ended June 30, 2014 were $118.3 million, an increase of $9.4 million, or 8.6%, from $108.9 million for the corresponding period in the prior year. The overall impact of foreign currency translation rate movements was $(0.4) million. Underlying sales increased by 9.0% driven primarily by increased sales volume in the consumer electronics, automotive safety and electronics and healthcare end markets at our DDG, Shanghai, Malaysia and Korea facilities of $7.6, $2.1, $2.8 and $1.6 million, respectively, which offset a decrease in net sales at our Singapore facility of $5.3 million driven by a decrease in consumer electronics end market sales.

Gross margin as a percentage of net sales for the six months ended June 30, 2014 was 23.0% which was consistent with the corresponding period in the prior year of 23.6%.

SG&A as a percentage of net sales for the six months ended June 30, 2014 was 8.3% which was consistent with the corresponding period in the prior year of 8.6%.

Segment operating income for the six months ended June 30, 2014 was $17.4 million, an increase of $0.9 million, or 5.5%, from $16.5 million for the corresponding period in the prior year. The increase in segment operating income was primarily attributable to increased sales and margins at our DDG, Shanghai, Malaysia and Korea facilities discussed above. Foreign currency translation rate movements had minimal impact on operating income as summarized above.

Europe

Net sales for the six months ended June 30, 2014 were $103.4 million, an increase of $11.9 million, or 13.0%, from $91.5 million for the corresponding period in the prior year. Approximately $4.0 million, or 33.6%, of the increase in net sales was attributable to the strengthening of the Euro with $0.8 million, or 6.7%, of the increase attributable to the strengthening of the British Pound Sterling. Underlying sales increased by 7.8% driven primarily by increased sales volume in the automotive safety and electronics, consumer electronics and telecommunications end markets at our Germany, United Kingdom, Italy, Austria and France facilities of $2.3, $2.1, $1.1, $0.7 and $0.6 million, respectively.

Gross margin as a percentage of net sales for the six months ended June 30, 2014 was 22.1% which was consistent with gross margin as a percentage of net sales of 22.3% for the corresponding period in the prior year.

SG&A as a percentage of net sales for the six months ended June 30, 2014 was 9.1% compared to 10.0% for the corresponding period in the prior year. The decrease in SG&A as a percentage of net sales during the six months ended June 30, 2014 was primarily attributable to $0.5 million in severance costs incurred during the six months ended June 30, 2013 that were absent during the six month period ended June 30, 2014.

Segment operating income for the six months ended June 30, 2014 was $13.7 million, an increase of $2.2 million, or 19.1%, from $11.5 million for the corresponding period in the prior year. Approximately $0.6 million, or 27.3%, of the increase in segment operating income was attributable to changes in foreign currency exchange rates. The remainder of the increase in segment operating income was primarily attributable to increased sales and margins at our Germany, United Kingdom, Italy, Austria and France facilities discussed above.

North America

The increase in net sales of $4.4 million, or 5.3%, was primarily driven by increased sales volumes at our Elgin and Mexico facilities of $8.3 and $2.3 million, respectively. The increase in net sales at our Elgin facility was driven primarily by increased die cast sales volumes in the hardware and healthcare end markets and to a lesser extent MIM tool sales of $0.6 million. The increase in net sales at our Mexico facility was primarily driven by increased sales volumes in the automotive safety and electronics end market. Offsetting the increases at our Elgin and Mexico facilities was a $5.6 million decrease at our Lake Forest facility primarily attributable to program attrition across multiple end markets beginning in the second half of 2013 and continuing into 2014 and a $1.0 million decrease at our Peterborough facility attributable to the telecommunications end market.

Gross margin as a percentage of net sales for the six months ended June 30, 2014 was 24.5% compared to 26.9% (as recast) for the corresponding period in the prior year. The decrease in gross margin as a percentage of net sales during the six months ended June 30, 2014 was primarily attributable to increased costs and headcount attributable to the new facility in Mexico and lower margins at our Lake Forest and Elgin facilities during the six months ended June 30, 2014.

SG&A as a percentage of net sales for the six months ended June 30, 2014 was 8.9% which was consistent with SG&A as a percentage of net sales of 9.0% for the corresponding period in the prior year.

Segment operating income for the six months ended June 30, 2014 was $13.6 million, a decrease of $2.0 million (as recast), or 12.8% (as recast), from $15.6 million (as recast) for the corresponding period in the prior year. The decrease in segment operating income of $2.0 million was primarily attributable to decreased sales and margins in the telecommunications end market at our Peterborough and Lake Forest facilities and increased costs and headcount attributable to the new facility in Mexico.

Liquidity and Capital Resources

Cash and cash equivalents changed as follows for the periods presented:

	For the Six Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013
		(As Recast)

Net cash flows provided by operating activities	$27.1	$28.7
Net cash flows used in investing activities	(15.4)	(16.8)
Net cash flows used in financing activities	(5.5)	(3.1)
Currency effect on cash and cash equivalents	0.3	(0.6)

Increase in cash and cash equivalents	$6.5	$8.2

Cash Flows from Operating Activities

Net cash provided by operating activities was $27.1 million for the six months ended June 30, 2014 compared to $28.7 million for the corresponding period in the prior year.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable, plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table depicts our cash conversion cycle for the periods presented:

(in number of days)	June 30, 2014	December 31, 2013	June 30, 2013

Accounts receivable (1)	61	62	58
Inventory (2)	38	38	32
Accounts payable (3)	(70)	(70)	(63)

Cash conversion cycle	29	30	27

(1)	Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $102.4, $97.0 and $90.3 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The increase in accounts receivable between June 30, 2014 and 2013 is primarily attributable to our overall increased sales volumes of $25.7 million for the six months ended June 30, 2014 compared to the corresponding period in the prior year.
(2)	Days of supply in inventory (“DOS”) measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. Our inventory balance, net was $45.9, $45.0 and $36.0 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The increase in inventory between June 30, 2014 and 2013 is primarily attributable to our overall increased sales volumes of $25.7 million for the six months ended June 30, 2014 compared to the corresponding period in the prior year.
(3)	Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $65.2, $67.7 and $54.6 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The decrease in DPO between June 30, 2014 and 2013 is primarily attributable to the timing of supplier purchases and payments.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $15.4 million for the six months ended June 30, 2014 compared to $16.8 million for the corresponding period in the prior year. The change in investing activities of $1.4 million was primarily attributable to decrease in capital expenditures of $1.6 million and an increase in settlements from derivative contracts of $0.2 million during the six months ended June 30, 2014.

Capital expenditures have historically been incurred to expand and update the production capacity of our manufacturing facilities. Our capital expenditures were $15.2 and $16.8 million for the six months ended June 30, 2014 and 2013, respectively. For the 2014 fiscal year, we have budgeted approximately $29.2 million in capital expenditures, of which approximately $2.4 million is attributable to MIM. We expect our cash flows from operations and borrowings under our Revolver to be sufficient to meet our capital expenditure requirements.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $5.5 million for the six months ended June 30, 2014 compared to $3.1 million of net cash flows for the corresponding period in the prior year. The change in net cash flows used in financing activities is primarily attributable to the absence of $5.6 million in proceeds from the ERP loan in 2013 and a reduction in Term Loan long-term debt payments of $6.2 million partially offset by an increase in dividend payments of $3.5 million on the Company’s Series A Preferred Stock and Series B Preferred Stock during the six months ended June 30, 2014.

Financial Position

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring our overall capitalization. Cash and cash equivalents at June 30, 2014 were $43.3 million compared to $36.8 million at December 31, 2013. We had approximately $47.1 million of borrowing capacity under our Revolver as of June 30, 2014. Working capital at June 30, 2014 was $51.0 million compared to $38.0 million at December 31, 2013. The increase in working capital of $13.0 million was primarily attributable to an increase in cash and cash equivalents and accounts receivable of $6.5 and $5.4 million and a $1.7 million increase in other current assets partially offset by a increase in current liabilities of $0.6 million.

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

Borrowing Arrangements

We have a Senior Secured Credit Facility which provides for a $50.0 million term loan and a $50.0 million revolving credit facility, including the issuance of up to $10.0 million of standby letters of credit. The Senior Secured Credit Facility expires on July 19, 2016. At no time can our exposure under our revolving credit facility, which is defined as the aggregate principal amount of all outstanding loans under our revolving credit facility plus the aggregate amount of our letter of credit exposure (the aggregate undrawn amount of all outstanding letters of credit plus all letter of credit reimbursement obligations), exceed the total commitment of $50.0 million. As of June 30, 2014 there were $32.5 and $5.9 million in Term Loan and ERP Loans outstanding, respectively. There were no amounts outstanding under the revolving credit facility or under a separate line of credit in China. In addition, at June 30, 2014 there were $2.9 million in issued letters of credit and we had $7.1 million available under the letter of credit commitment and $1.6 million available under the line of credit in China.

Under the Senior Secured Credit Facility, we must satisfy maximum total leverage and minimum interest coverage ratios, each of which uses a measure titled as “Consolidated EBITDA.” Failure to comply with these covenants could result in an event of default under the Senior Secured Credit Facilities, which, if not cured or waived, could result in the acceleration of our outstanding indebtedness there under. A default under the Senior Secured Credit Facility could also result in a cross-default under the indenture for the 2019 Notes. Accordingly, failure to comply with these covenants could have a material adverse effect on our financial condition and liquidity.

Under the Senior Secured Credit Facility, from October 1, 2013 to September 30, 2014, the maximum total leverage ratio is 5.25 to 1.0. We must also satisfy a minimum interest coverage ratio. Specifically, at any time from October 1, 2013 and thereafter, the ratio of Consolidated EBITDA to cash interest expense, in each case, for the four most recently completed fiscal quarters, may not be less than 2.00 to 1.0. As of June 30, 2014, we were in compliance with these financial covenants. Specifically, as of June 30, 2014 our total leverage ratio was 3.22 and our minimum interest coverage ratio was 3.18. As a result of our total leverage ratio falling below 3.50, our borrowing costs under the Senior Secured Credit Facility, specifically the applicable margin with respect to any to any outstanding balance on the Term Loan or Revolver, will decrease to 3.25% and 4.25% for ABR and Eurodollar borrowings from 3.50% and 4.50%, respectively, in August 2014. In addition, as a result of our total leverage ratio falling below 3.50, the commitment fee on the Revolver will decrease from 0.75% to 0.50% on the average daily unused amount of revolving commitment. See Note 7 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information. The permitted leverage ratio and the permitted minimum interest coverage ratio were 5.25 to 1.0 and 2.00 to 1.0, respectively, as of June 30, 2014. There are no financial covenants associated with the 2019 Notes or the ERP Loan.

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

We have varying needs for short-term working capital financing as a result of timing of interest payments on the 2019 Notes. Accordingly, since the Acquisition, working capital fluctuations have been financed under the revolving credit facility. Total debt was $388.4 million (the current portion of which was $8.2 million) as of June 30, 2014 and $390.3 million (the current portion of which was $5.6 million) as of December 31, 2013. See Note 7 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

The Company amended its Senior Secured Credit Facility in March 2014 to allow cash dividends on the Series A Convertible Mandatorily Redeemable Preferred Stock, $0.001 par value per share, (“Series A Preferred Stock”) and the Series B Redeemable Preferred Stock, $0.001 par value per share, (“Series B Preferred Stock”), subject to maintaining a specified leverage ratio after reflecting the cash dividends paid and generating an amount determined by reference to certain cash flows of the Company as provided in the Credit Facility.

Preferred Stock

We have 26,500 shares of Series A Preferred Stock and 26,500 shares of Series B Preferred Stock outstanding. The shares of preferred stock accrued cumulative dividends of 14.0% (12.0% if the dividends were paid when declared) of their liquidation preference per year through April 10, 2013. On April 11, 2013 we amended our certificate of incorporation to, among other things, reduce the dividend rate payable on the Series A Preferred Stock and the Series B Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of their liquidation preference per year. Unless earlier redeemed, the shares of preferred stock must be redeemed by us on July 19, 2021 for a redemption price of $1,000 per share, plus accrued and unpaid dividends. At December 31, 2011, the Series A Preferred Stock was classified as temporary stockholders’ equity until the holder’s conversion right expired unexercised on January 15, 2012. The Series A Preferred Stock was reclassified as a liability on January 16, 2012, and continues to be classified as a liability at June 30, 2014 and December 31, 2013. The Series B Preferred Stock is classified as a liability at June 30, 2014 and December 31, 2013. See Note 11 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

We have paid quarterly cash dividends on our Series A Preferred Stock and our Series B Preferred Stock on December 31, 2013, March 31, 2014 and June 30, 2014, for the quarterly periods then ended, at a rate of 10.0% per annum of the liquidation preference of the preferred stock.

Going forward, we intend to pay such quarterly cash dividends, when, as and if declared by our board of directors from funds legally available for this purpose and subject to restrictions under the Credit Facility and the indenture.

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

Outlook

Overall, we believe that available cash and cash equivalents, cash flows generated from future operations and availability under the revolving credit facility will be adequate to support the cash needs of our existing businesses, including debt service requirements and capital expenditures, for at least the next twelve months. We plan to use available cash, borrowings under the revolving credit facility and cash flows from future operations to repay debt maturities as they come due.

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

Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies during the six months ended June 30, 2014.

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

Other than the change summarized above, there have been no other significant changes to the Company’s critical accounting policies during the six months ended June 30, 2014 as compared to those disclosed in our Form 10-K filed with the SEC on March 14, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Excluding our domestic U.S. operations, approximately 37.6% of our international sales are transacted in USD, while the majority of expense and capital purchasing activities are transacted in local currencies. We attempt to minimize short-term business exposure to foreign currency exchange rate risks. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value, we have instituted foreign currency net investment and cash flow hedge programs. We enter into foreign currency forward exchange rate contracts that generally expire with varying frequencies. These contracts are designated as net investment hedges or cash flow hedges and are carried on our balance sheet at fair value with the effective portion of these contracts’ gains or losses included in other comprehensive income (loss) and subsequently recognized in income in the same period the hedged transactions are recognized. As of June 30, 2014 and December 31, 2013, we had an aggregate outstanding notional amount of approximately $57.8 and $65.6 million in foreign exchange contracts, respectively. The total foreign currency exchange transactions included in net income during the three months ended June 30, 2014 amounted to a $0.8 million loss compared to a $0.1 million gain during the corresponding period in the prior year. The total foreign currency exchange transactions included in net income during the six months ended June 30, 2014 amounted to a $1.2 million loss compared to a $0.4 million gain during the corresponding period in the prior year.

Interest Rate Risk

We are subject to interest rate market risk in connection with our Senior Secured Credit Facility. Our Senior Secured Credit Facility provides for variable rate borrowings of up to $100.0 million, including availability of $50.0 million under the revolving credit facility. A change in the variable interest rate of 1.0% would cause our annual interest expense to fluctuate by approximately $0.3 million based on outstanding borrowings at June 30, 2014 and December 31, 2013.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 12, 2014, File No. 333-179497)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed on February 13, 2012, File No. 333-179497)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dynacast International Inc.

Date: August 6, 2014	/s/ Simon J. Newman
Simon J. Newman
President and Chief Executive Officer

Date: August 6, 2014	/s/ Adrian D. Murphy
Adrian D. Murphy
Secretary, Treasurer and Chief Financial Officer