Form 10-Q
period 2014-09-30
Dynacast International Inc.
filed 2014-11-14
CIK 1540563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

704-927-2790

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

As of November 13, 2014, there was no public trading market for the registrant’s common stock. There were 171,500 shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 13, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
(in millions of dollars)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$157.0	$146.0	$465.5	$428.8
Costs of goods sold	(117.6)	(110.9)	(354.1)	(324.1)

Gross margin	39.4	35.1	111.4	104.7
Operating expenses:
Selling, general and administrative expense	(18.0)	(16.4)	(52.9)	(50.2)

Total operating expenses	(18.0)	(16.4)	(52.9)	(50.2)

Operating income	21.4	18.7	58.5	54.5
Other income (expense):
Interest expense	(11.6)	(11.9)	(34.5)	(36.4)
Other expense, net	(0.2)	(0.3)	(2.8)	(4.5)

Income before income taxes	9.6	6.5	21.2	13.6
Income tax expense	(1.1)	(3.4)	(8.4)	(10.6)

Net income	8.5	3.1	12.8	3.0
Less: net income attributable to non-controlling interests	(0.1)	(0.1)	(0.3)	(0.2)

Net income attributable to controlling stockholders	$8.4	$3.0	$12.5	$2.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended
(in millions of dollars)	September 30, 2014	September 30, 2013
Net income	$8.5	$3.1
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $1.4 and $0.6, respectively	(21.6)	9.5
Pension, net of tax benefit of $-0- and $(0.1) , respectively	—	(0.1)
Unrealized (loss) gain on cash flow hedges, net of tax of $-0- and $-0-, respectively	(0.5)	0.1

Total	(22.1)	9.5

Comprehensive (loss) income	(13.6)	12.6

Less: comprehensive income attributable to non-controlling interests	(0.1)	(0.1)

Comprehensive (loss) income attributable to controlling stockholders	$(13.7)	$12.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Nine Months Ended
(in millions of dollars)	September 30, 2014	September 30, 2013
Net income	$12.8	$3.0
Other comprehensive income:
Foreign currency translation adjustment, net of tax expense of $1.4 and $-0-, respectively	(21.5)	1.1
Pension, net of tax provision of $-0- and $0.1, respectively	0.1	0.1
Unrealized (loss) on cash flow hedges, net of tax of $-0- and $-0-, respectively	(0.3)	(0.1)

Total	(21.7)	1.1

Comprehensive (loss) income	(8.9)	4.1

Less: comprehensive income attributable to non-controlling interests	(0.3)	(0.2)

Comprehensive (loss) income attributable to controlling stockholders	$(9.2)	$3.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in millions of dollars)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$40.3	$36.8
Accounts receivable, net	108.0	97.0
Inventory, net	49.7	45.0
Prepaids and other assets	18.0	15.2
Deferred income taxes	5.9	4.9

Total current assets	221.9	198.9
Property and equipment, net	153.3	148.7
Intangible assets, net	240.8	249.0
Goodwill	264.4	246.7
Deferred financing costs, net	13.4	15.7
Deferred income taxes	4.3	5.1
Other assets	4.3	4.6

Total assets	$902.4	$868.7

Liabilities and Equity
Current liabilities
Accounts payable	$65.6	$67.7
Income taxes payable	6.2	5.8
Accrued expenses and other liabilities	54.0	53.4
Accrued interest	6.9	15.0
Deferred revenue	12.4	12.2
Current portion of accrued pension and retirement benefit obligations	0.7	0.8
Current portion of long-term debt	19.5	5.6
Deferred income taxes	0.6	0.4

Total current liabilities	165.9	160.9
Accrued interest and dividends	17.9	17.9
Accrued pension and retirement benefit obligations	21.1	22.5
Long-term debt, net	413.5	384.7
Mandatorily redeemable preferred stock	53.0	53.0
Warrants	21.7	15.6
Deferred income taxes	67.9	68.9
Other liabilities	15.0	9.7

Total liabilities	776.0	733.2
Puttable common stock	1.5	1.5
Commitments and contingencies
Equity
Common stock	0.2	0.2
Additional paid-in capital	167.5	167.5
Accumulated foreign currency translation adjustment, net	(32.0)	(10.5)
Unrealized loss on cash flow hedges, net	(0.5)	(0.2)
Cumulative unrealized pension loss, net	(2.2)	(2.3)
Accumulated deficit	(12.3)	(24.8)

Total equity attributable to controlling stockholders	120.7	129.9
Non-controlling interests	4.2	4.1

Total equity	124.9	134.0

Total liabilities and equity	$902.4	$868.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
(in millions of dollars)	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income	$12.8	$3.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29.4	25.5
Amortization of deferred financing costs	3.0	3.7
Deferred income taxes	(6.4)	(2.2)
Change in fair value of warrants	6.1	4.8
Accrued dividends on mandatorily redeemable preferred stock	5.3	6.2
Gain on insurance receivable	(2.3)	—
Other	(0.6)	0.3
Changes in operating assets and liabilities:
Accounts receivable	(8.7)	(10.3)
Inventory	(0.9)	(1.4)
Prepaids and other assets	1.7	(1.9)
Accounts payable	(0.6)	(7.7)
Income taxes payable	4.6	2.8
Accrued expenses	5.7	10.3
Accrued interest and dividends	(8.1)	(8.1)
Other	(4.6)	6.6

Net cash flows provided by operating activities	36.4	31.6

Cash flows from investing activities
Business acquistion	(45.1)	—
Capital expenditures	(22.9)	(26.8)
Settlement of derivative contracts	(0.4)	0.1

Net cash flows used in investing activities	(68.4)	(26.7)

Cash flows from financing activities
Proceeds from term loan	45.0	—
Draws on revolver	—	9.0
Repayments on revolver	—	(9.0)
Draw on line of credit facility	4.8	2.4
Repayment on line of credit facility	(4.8)	(2.4)
Proceeds from ERP loan	—	5.8
Debt issuance costs	(0.8)	(0.6)
Dividends paid to non-controlling interests	(0.1)	(0.1)
Dividends paid to holders of mandatorily redeemable preferred stock	(5.3)	—
Repayments on long-term debt	(1.9)	(8.1)

Net cash flows provided by (used in) financing activities	36.9	(3.0)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.1)

Net change in cash and cash equivalents	3.5	1.8
Cash and cash equivalents
Beginning of period	36.8	28.0

End of period	$40.3	$29.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNACAST INTERNATIONAL INC.

Consolidated Statement of Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2014

	Common Stock
(in millions of dollars, except share data)	Number of Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Beginning Balance at January 1, 2014	170,000	$0.2	$167.5	$(24.8)	$(13.0)	$4.1	$134.0

Net income	—	—	—	12.5	—	0.3	12.8
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive loss, net of tax	—	—	—	—	(21.7)	(0.1)	(21.8)

Balance at September 30, 2014	170,000	$0.2	$167.5	$(12.3)	$(34.7)	$4.2	$124.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Organization

Organization and Description of the Business

Dynacast International Inc. (“Dynacast” or the “Company”) was incorporated in the State of Delaware on May 11, 2011. Dynacast is a global provider of small-sized precision die-cast parts in zinc, aluminum, and magnesium alloys. Dynacast is headquartered in Charlotte, North Carolina and currently operates 23 facilities in 16 countries globally and is organized into the following reportable segments (Note 15):

•	Asia Pacific;

•	Europe;

•	North America; and

•	Other.

The Other reportable segment was established on September 30, 2014 in conjunction with our acquisition of Kinetics Climax, Inc. (“Kinetics”). See Note 3 for further detail.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the financial position and results of operations. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and the footnotes thereto included in the Company’s Form 10-K filed with the SEC on March 14, 2014.

Reclassification

Certain prior period amounts have been reclassified to conform to current classifications. Accrued dividends on mandatorily redeemable preferred stock has been reclassified to adjustments to reconcile net income to net cash flows provided by operating activities for the nine months ended September 30, 2013 from changes in operating assets and liabilities with no impact on net cash flows provided by operating activities.

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

3. Acquisition

On September 30, 2014 (the “Kinetics Acquisition Date”) pursuant to a share purchase agreement, the Company acquired in a stock acquisition, 100% of the outstanding shares of Kinetics, a Delaware corporation, held by Climax Engineered Materials, LLC, a Colorado limited liability company, (the “Kinetics Acquisition”). Kinetics is a global provider of metal injection moldings (“MIM”) for use in the medical and automotive end markets. We believe the Kinetics Acquisition will significantly expand and complement our recently introduced MIM business at our Elgin, Illinois and Singapore facilities and create a stronger strategic platform with better scale to support the future growth of our MIM business. We report Kinetics as part of our Other segment as of the Kinetics Acquisition Date.

The base purchase price for acquiring 100% of Kinetics’ outstanding shares, which consists of 100 shares of common stock, par value $0.0001 per share, was $45.0 million in cash (the “Base Purchase Price”), subject to post closing adjustments, which includes a contingent purchase price adjustment of up to $15.0 million based on 2015 adjusted EBITDA as defined in the amended stock purchase agreement. As of September 30, 2014 the Company accrued $4.4 million related to the contingent purchase price in its condensed consolidated balance sheet. The contingent consideration is required under US GAAP to be fair valued. The contingent consideration was valued based on a probability-weighted approach, which included multiple earnings scenarios. This value is not indicative of a known amount to be paid.

In conjunction with the Kinetics Acquisition, the Company amended its existing Senior Secured First Lien Credit Facility in September 2014, to provide up to an additional $50.0 million in term loan borrowings of which $45.0 million was used to finance the Kinetics Acquisition while at the same time extending the maturity date of the term loan and revolving credit facility, collectively (the “Credit Facility”) to September 30, 2017. See Note 8 for further information.

We have accounted for the Kinetics Acquisition as a business combination whereby the purchase price was allocated to tangible and intangible assets (Note 5) acquired and liabilities assumed based on their preliminary fair values as of the Kinetics Acquisition Date. The Kinetics Acquisition resulted in the recognition of approximately $28.8 million of goodwill (Note 6) attributable to the anticipated profitability of Kinetics which is not expected to be deductible for tax purposes.

The following table summarizes the preliminary fair values assigned to the net assets acquired and the liabilities assumed as of the Kinetics Acquisition Date:

(in millions of dollars)
Purchase price	$45.0
Contingent consideration	4.4
Working capital adjustment	0.1

Total purchase price	49.5
Cash acquired	—

Total purchase price, net of cash acquired	49.5
Accounts receivable	5.2
Inventory	5.2
Other current assets	1.0
Property and equipment	5.5
Intangible assets	13.2

Total assets acquired	30.1
Other current liabilities	2.3
Deferred income taxes	7.1

Total liabilities assumed	9.4

Goodwill	$28.8

The purchase price allocation for the Kinetics Acquisition is preliminary and subject to changes in fair value of working capital, valuation of the assets acquired and the liabilities assumed and the calculation of the contingent purchase price based on projected 2015 adjusted EBITDA as defined in the amended stock purchase agreement.

For the three and nine months ended September 30, 2014, no amounts were recorded in the Condensed Consolidated Statements of Operations related to the operations of Kinetics as the sale closed on September 30, 2014. Approximately $1.4 million of pretax transaction-related costs related to the Kinetics Acquisition are recorded in selling, general and administrative costs (“SG&A”) in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014.

Pro Forma Impact of the Acquisition

Due to the timing of the Kinetics Acquisition, the Company has not yet completed its initial accounting and analysis. Therefore, it is impractical to provide pro forma information at this time. The Company will file pro forma financial statements on Form 8-K/A within 75 days of the acquisition date of September 30, 2014 in accordance with Rule 3-05 of Regulation S-X.

4. Inventory

Inventory, which is stated at the lower of cost or market using principally the weighted average cost method, was comprised of the following components as of:

(in millions of dollars)	September 30, 2014	December 31, 2013
Raw materials	$11.6	$8.7
Work-in-progress	19.1	15.5
Finished goods	19.0	20.8

Total	$49.7	$45.0

5. Intangible Assets

The Company’s intangible assets primarily relate to customer relationships, technology and indefinite-lived trade names within each of the Company’s segments.

Intangible assets and related accumulated amortization included the following activity during the nine months ended September 30, 2014:

(in millions of dollars)	Customer Relationships	Technology	Trade Names	Computer Software	Total
Gross carrying amount at January 1, 2014	$178.1	$54.6	$54.6	$1.5	$288.8
Additions during the period	13.2	—	—	0.8	14.0
Foreign currency translation	(7.2)	(2.5)	(2.5)	(0.1)	(12.3)

Balance at September 30, 2014	184.1	52.1	52.1	2.2	290.5

Gross accumulated amortization at January 1, 2014	(30.4)	(8.9)	—	(0.5)	(39.8)
Amortization expense	(9.0)	(2.7)	—	(0.2)	(11.9)
Foreign currency translation	1.5	0.5	—	—	2.0

Balance at September 30, 2014	(37.9)	(11.1)	—	(0.7)	(49.7)

Net book value at September 30, 2014	$146.2	$41.0	$52.1	$1.5	$240.8

Intangible assets and related accumulated amortization included the following activity during the year ended December 31, 2013:

(in millions of dollars)	Customer Relationships	Technology	Trade Name Names	Computer Software	Total
Gross carrying amount at January 1, 2013	$176.7	$53.9	$53.9	$0.8	$285.3
Additions during the period	0.2	—	—	0.7	0.9
Foreign currency translation	1.2	0.7	0.7	—	2.6

Balance at December 31, 2013	178.1	54.6	54.6	1.5	288.8

Gross carrying amount at January 1, 2013	(17.9)	(5.2)	—	(0.3)	(23.4)
Amortization expense	(12.2)	(3.6)	—	(0.2)	(16.0)
Foreign currency translation	(0.3)	(0.1)	—	—	(0.4)

Balance at December 31, 2013	(30.4)	(8.9)	—	(0.5)	(39.8)

Net book value at December 31, 2013	$147.7	$45.7	$54.6	$1.0	$249.0

Amortization expense for intangible assets for the three months ended September 30, 2014 was $3.9 million. Amortization expense for intangible assets for the three and nine months ended September 30, 2013 was $3.9 and $11.9 million, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years and thereafter is as follows:

(in millions of dollars)
Remainder of 2014	$4.1
2015	16.2
2016	16.0
2017	15.4
2018	15.0
Thereafter	122.0

$188.7

6. Goodwill

Goodwill included the following activity for the periods shown below:

(in millions of dollars)	Asia Pacific	Europe	North America	Other	Total
Balance at January 1, 2014	$74.2	$126.4	$46.1	$—	$246.7
Additions during the period	—	—	—	28.8	28.8
Foreign currency translation	(0.5)	(10.1)	(0.5)	—	(11.1)

Balance at September 30, 2014	$73.7	$116.3	$45.6	$28.8	$264.4

(in millions of dollars)	Asia Pacific	Europe	North America	Other	Total
Balance at January 1, 2013	$74.8	$121.1	$46.9	$—	$242.8
Foreign currency translation	(0.6)	5.3	(0.8)	—	3.9

Balance at December 31, 2013	$74.2	$126.4	$46.1	$—	$246.7

7. Derivatives

The use of derivative financial instruments exposes the Company to market risk related to foreign currency exchange rates. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as receivables denominated in a currency other than the entity’s functional currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities. The term of foreign exchange contracts as of September 30, 2014 ranged from one to 27 months.

The Company reports its derivative positions on the condensed consolidated balance sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. See Note 11 for further information.

The following table sets forth the fair value of the Company’s derivative contracts recorded on the condensed consolidated balance sheets as of:

(in millions of dollars)	Condensed Balance Sheet Location	September 30, 2014	December 31, 2013
Foreign exchange forward contracts	Prepaids and other assets	$0.6	$—
	Accrued expenses and other liabilities	(0.5)	(3.7)
	Other noncurrent liabilities	(0.1)	—

Total		$—	$(3.7)

(in millions of dollars)	Condensed Balance Sheet Location	September 30, 2014	December 31, 2013
Foreign exchange forward contracts gains (losses)	Accumulated foreign currency translation adjustment, net	$0.8	$(1.5)
Foreign exchange forward contracts losses	Unrealized loss on cash flow hedges, net	(0.5)	(0.2)

Total		$0.3	$(1.7)

The following tables set forth the impact that changes in fair values of derivative contracts, designated as net investment and cash flow hedges, had on operations and other comprehensive income for the periods presented below:

(in millions of dollars)	Condensed Statements of Operations Location	Three Months Ended
		September 30, 2014	September 30, 2013
Foreign exchange forward contracts (losses)	Selling, general and administrative expense	$—	$(0.2)

Total		$—	$(0.2)

(in millions of dollars)	Condensed Statements of Comprehensive Income Location	Three Months Ended
		September 30, 2014	September 30, 2013
Foreign exchange forward contracts gains (losses)	Foreign currency translation, net of tax	$1.8	$(1.3)
Foreign exchange forward contracts (losses) gains	Unrealized (loss) gain on cash flow hedges, net of tax	(0.5)	0.1

Total		$1.3	$(1.2)

(in millions of dollars)	Condensed Statements of Operations Location	Nine Months Ended
		September 30, 2014	September 30, 2013
Foreign exchange forward contracts gains (losses)	Selling, general and administrative expense	$—	$(0.1)

Total		$—	$(0.1)

(in millions of dollars)	Condensed Statements of Comprehensive Income Location	Nine Months Ended
		September 30, 2014	September 30, 2013
Foreign exchange forward contracts gains (losses)	Foreign currency translation, net of tax	$2.3	$(0.8)
Foreign exchange forward contracts losses	Unrealized loss on cash flow hedges, net of tax	(0.3)	(0.1)

Total		$2.0	$(0.9)

As of September 30, 2014 and December 31, 2013 the Company had an aggregate outstanding notional amount of approximately $51.1 and $65.6 million, respectively, in foreign exchange contracts.

8. Debt

Long-term debt was comprised of the following components as of:

(in millions of dollars)	September 30, 2014			December 31, 2013
	Commitment Amount	Due Date	Balance Outstanding	Balance Outstanding
2019 Notes (1)(2)	$350.0	July 15, 2019	$350.0	$350.0
ERP Loan (12)	5.9	December 31, 2018	5.5	5.9
Credit Facility (3)(10)
Term Loan (3)(4)(5)(6)(10)(11)	100.0	September 30, 2017	77.5	34.4
Revolver (3)(4)(5)(6)(7)(8)(9)(10)(11)	50.0	September 30, 2017	—	—
Letter of Credit Facility (8)(9)(11)
Chartis Casualty Company	2.8	July 19, 2015	—	—
Zurich American Insurance Company	0.1	July 19, 2015	—	—
Line of Credit	1.6	January 3, 2015	—	—

			433.0	390.3
Less: current portion			(19.5)	(5.6)

Total			$413.5	$384.7

(1)	The 9.25% Senior Secured Second Lien Notes due 2019 (the “2019 Notes”) were co-issued by Dynacast International LLC (“Dynacast International”) and Dynacast Finance Inc. (“Dynacast Finance” and collectively the “Issuers”), each a wholly-owned subsidiary of the Company. The 2019 Notes are guaranteed on a senior secured basis by the Company and all of the Company’s direct and indirect domestic subsidiaries that guarantee the obligations of Dynacast International under the Credit Facility, as defined below (Note 16). The 2019 Notes and the guarantees are secured by second priority liens on substantially all of the Issuers’ assets and the assets of the guarantors (whether now owned or hereafter arising or acquired), subject to certain exceptions, permitted liens and encumbrances.
(2)	Interest on the 2019 Notes is fixed at 9.25% with interest payments due semi-annually on January 15th and July 15th. Interest accrued from July 19, 2011. Principal payment is due on July 15, 2019.
(3)	The Company has a Credit Facility which is comprised of a senior secured first-lien revolving credit facility (the “Revolver”) for $50.0 million which is available for working capital purposes, including the provision of letters of credit and a senior secured first-lien term loan of $77.5 million outstanding (the “Term Loan”). No amounts were available under the Term Loan at September 30, 2014 after the Kinetics Acquisition. Outstanding balances under the Term Loan and the Revolver bear interest at a rate equal to, at the Company’s option, either (i) the alternative base rate (“ABR”) plus the applicable margin(4) for ABR loans; or (ii) Adjusted London Interbank Offered Rate (“Adjusted LIBOR”) plus applicable margin(5) for Eurodollar loans. Principal payments on the Term Loan are due quarterly. Principal payment on the Revolver is due September 30, 2017.

(4)	The ABR is equal to the greatest of (a) the base rate in effect for such day, (b) federal funds effective rate in effect on such day plus 0.50% or (c) the Adjusted LIBOR for an interest period of one-month beginning on such day plus 100 basis points; provided that the ABR shall be deemed to be not less that 2.50% per annum. The ABR for each of the three and nine months ended September 30, 2014 and 2013 was 3.25%.
(5)	Adjusted LIBOR with respect to any borrowing comprised of Eurodollar loans (“Eurodollar Borrowing”) for any interest period is (a) an interest rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) determined by JPMorgan Chase Bank as “Administrative Agent” under the Credit Facility to be equal to the LIBOR for such Eurodollar Borrowing in effect for such interest period divided by (b) 1 minus the Statutory Reserves (if any) for such Eurodollar Borrowing for such interest period; provided that the Adjusted LIBOR shall be deemed to be not less than 1.50% per annum. The Adjusted LIBOR for each of the three and nine months ended September 30, 2014 and 2013 was 1.50%.
(6)	The applicable margin for ABR and Eurodollar Borrowings is subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the Administrative Agent of the quarterly or annual financial statements. The applicable margin, effective August 15, 2014, with respect to any outstanding balances under the Term Loan or Revolver is 3.25% and 4.25% for ABR and Eurodollar Borrowings, respectively. The applicable margin for the period May 21, 2014 through August 14, 2014 with respect to any outstanding balances under the Term Loan or Revolver was 3.50% and 4.50% for ABR and Eurodollar Borrowings, respectively. The applicable margin for the period August 23, 2013 through May 20, 2014 with respect to any outstanding balances under the Term Loan or Revolver was 3.25% and 4.25% for ABR and Eurodollar borrowings, respectively. The applicable margin for ABR and Eurodollar Borrowings for the period January 1, 2013 through August 22, 2013 with respect to any outstanding balances under the Term Loan or Revolver was 3.50% and 4.50% for ABR and Eurodollar Borrowings, respectively.
(7)	The commitment fee for the Revolver is subject to changes in the total leverage ratio as calculated on and after the fifth business day after delivery to the Administrative Agent of the quarterly or annual financial statements. The commitment fee for the Revolver is 0.50%, effective August 15, 2014, on the average daily unused amount of the Revolver commitment. The commitment fee for the period May 21, 2014 through August 14, 2014 for the Revolver was 0.75% on the average daily unused amount of revolving commitment. The commitment fee for the period August 23, 2013 through May 20, 2014 for the Revolver was 0.50% on the average daily unused amount of revolving commitment. The commitment fee for the period January 1, 2013 through August 22, 2013 for the Revolver was 0.75% on the average daily unused amount of revolving commitment.
(8)	The letter of credit participation fee to any Revolver lender with respect to its participation in the Credit Facility is a rate equal to the applicable margin used to determine the interest rate on Eurodollar Borrowings on the average daily amount of such lender’s letter of credit exposure, which is defined as the aggregate undrawn amount of all outstanding letters of credit plus aggregate principal amount of all reimbursement obligations outstanding.
(9)	The fronting fee to any issuing bank in its capacity as an issuer of letters of credit is 0.25% on the average daily amount of letter of credit exposure.
(10)	With respect to any ABR Term or Revolver loan, interest is payable on the last business day of March, June, September and December of each year. With respect to any Eurodollar Borrowing Term or Revolver loan, interest is payable on the last day of the interest period as defined in the Credit Facility. For Eurodollar Borrowings with interest periods greater than three months, interest is payable in intervals of every three months.
(11)	Accrued fees are payable in arrears on the last business day of March, June, September and December of each year.
(12)	The ERP Fonds Austria Wirtschaftsservice loan (the “ERP Loan”) was received in connection with the investment in a new aluminum die-casting facility in Austria. Interest is fixed at 0.50% from January 1, 2012 to June 30, 2015 and at 1.5% from July 1, 2015 to December 31, 2018 with interest payments due quarterly. Interest accrued from June 18, 2013 when the ERP Loan was drawn. Principal payments are due semi-annually beginning June 30, 2015. A guarantee fee of 0.30% is charged quarterly in advance on the outstanding ERP Loan balance.

The letter of credit commitment under the Revolver is $10.0 million; however, at no time can the Company’s Revolver exposure, which is defined as the aggregate principal amount of all outstanding Revolver loans plus the aggregate amount of the Company’s letter of credit exposure, which is defined as the sum of (a) the aggregate undrawn amount of all outstanding letters of credit plus (b) the aggregate principal amount of all letter of credit reimbursement obligations, exceed the total Revolver commitment of $50.0 million. As of September 30, 2014, the Company had approximately $7.1 million available under the letter of credit commitments (Note 14) and $47.1 million available under the Revolver. In addition to the letter of credit commitment under the Credit Facility, the Company has a line of credit in China for approximately $1.6 million under which no amounts were outstanding at September 30, 2014 and December 31, 2013.

Future minimum principal payments as of September 30, 2014 are as follows:

(in millions of dollars)
Remainder of 2014	$4.7
2015	20.1
2016	20.1
2017	36.7
2018	1.4
Thereafter	350.0

$433.0

The weighted average interest rate for the Term Loan and Revolver was 5.87% and 5.83% for the three and nine months ended September 30, 2014, respectively. The weighted average interest rate for the Term Loan and Revolver was 5.89% and 5.96% for the three and nine months ended September 30, 2013, respectively. Effective August 15, 2014 the interest rate for the Term Loan and Revolver was 5.75%.

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

The Company amended its Credit Facility in September 2014 under which certain lenders provided additional term loan commitments up to $50.0 million to fund the Kinetics Acquisition (Note 3). On September 30, 2014 the Company drew $45.0 million on the Term Loan to fund the purchase of Kinetics. In addition, the amendment to the Credit Facility provided for the cancellation of the $1.9 million principal payment on the Term Loan due September 30, 2014. Principal payments of $4.7 million on the Term Loan resume on a quarterly basis beginning December 31, 2014 with $25.8 million due on September 30, 2017. No amounts were available under the Term Loan at September 30, 2014 after the Kinetics Acquisition.

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

The Company is also subject to a maximum total leverage ratio and minimum interest coverage ratio under the Credit Facility. As of September 30, 2014, the Company is in compliance with these covenants. There are no financial covenants associated with the 2019 Notes or the ERP Loan.

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

2015	104.625%
2016	102.313%
2017 and thereafter	100.000%

9. Employee Benefit and Retirement Plans

The following table presents components of the Company’s pension cost for the periods shown below:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service cost-benefits earned during the period	$0.3	$0.2	$0.9	$0.7
Interest cost on projected benefit obligation	0.3	0.3	1.0	0.9
Expected return on plan assets	(0.2)	(0.2)	(0.6)	(0.5)

Net periodic pension cost	$0.4	$0.3	$1.3	$1.1

10. Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s tax expense for the three and nine months ended September 30, 2014 was favorably impacted by a decrease in the valuation allowance of $4.8 million for a tax jurisdiction with tax losses where the tax benefit previously could not be recognized and negatively impacted by the non-deductible interest expense associated with the mandatorily redeemable preferred stock (Note 12) and the change in the fair value of the Company’s warrants (Note 11).

11. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of:

	September 30, 2014
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign exchange forward contracts (2)	$0.6	$—	$0.6	$—
Mutual funds (1)	2.2	2.2	—	—
Equity (1)	0.1	0.1	—	—

Total	$2.9	$2.3	$0.6	$—

Liabilities
Warrants	21.7	—	—	21.7
Foreign exchange forward contracts (1)(2)	0.6	—	0.6	—
Accrued contingent consideration (3)	4.4	—	—	4.4

Total	$26.7	$—	$0.6	$26.1

(1)	Included in other current and noncurrent assets and liabilities on the accompanying condensed consolidated balance sheets.
(2)	See Note 7 for further information.
(3)	See Note 3 for further detail.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the nine months ended September 30, 2014:

(in millions of dollars)
Fair value of warrants at January 1, 2014	$15.6
Unrealized change during the period	6.1

Fair value of warrants at September 30, 2014	$21.7

The unrealized change in the fair value of warrants is included in other expense, net in the accompanying condensed consolidated statements of operations. For the nine-months ended September 30, 2013 the unrealized change in the fair value of warrants was $4.8 million.

The following table summarizes the significant unobservable inputs in the warrant valuation:

(in millions of dollars)	Fair Value as of September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Warrants	$21.7	Option Pricing	Discount Rate	11.5% - 12.5% (12.0%)
			Volatility (1)	55.0% - 60.0%
			EBITDA Multiples (2)	6.5x - 7.5x (7.0)
			Enterprise Value	$956.6 - $1,095.5 ($1,026.0)
			Liquidity Event (3)	7 to 10 years (7 years)

(1)	Volatility was 55.0% for the Kenner Equity Management, LLC (“Kenner”) warrants and 60.0% for MIHI LLC (“Macquarie”) warrants.
(2)	Before control premium.
(3)	Not based on weighted average.

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of:

	December 31, 2013
(in millions of dollars)	Fair Value	Level 1	Level 2	Level 3
Assets
Mutual funds (1)	$2.3	$2.3	$—	$—
Equity (1)	0.1	0.1	—	—

Total	$2.4	$2.4	$—	$—

Liabilities
Warrants	15.6	—	—	15.6
Foreign exchange forward contracts (1)(2)	3.7	—	3.7	—

Total	$19.3	$—	$3.7	$15.6

(1)	Included in other current and noncurrent assets on the accompanying condensed consolidated balance sheets.
(2)	See Note 7 for further information.

The following table sets forth a reconciliation of changes in the fair value of warrants that is based on significant unobservable inputs for the year ended December 31, 2013:

(in millions of dollars)
Fair value of warrants at January 1, 2013	$9.5
Unrealized change during period	6.1

Fair value of warrants at December 31, 2013	$15.6

The following table summarizes the significant unobservable inputs in the warrant valuation:

(in millions of dollars)	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Warrants	$15.6	Option Pricing	Discount Rate	12.25% - 13.25% (12.75%)
			Volatility (1)	60.0% - 65.0%
			EBITDA Multiples (2)	6.25x to 7.25x (6.75)
			Enterprise Value	$799.4 - $915.4 ($857.4)
			Liquidity Event (3)	7 to 10 years (7 years)

(1)	Volatility was 60.0% for the Kenner warrants and 65.0% for Macquarie warrants.
(2)	Before control premium.
(3)	Not based on weighted average.

Non-Recurring Fair Value Measurements

During the three and nine months ended September 30, 2014, no non-recurring fair value measurements were required related to the testing of goodwill and other indefinite-lived intangible assets for impairment; however, the purchase price allocation in Note 3 required significant non-recurring Level 3 inputs.

Other Financial Instruments

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short and long-term debt. The carrying values for current financial assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of such instruments.

The fair value of the 2019 Notes as of September 30, 2014 and December 31, 2013 was $377.1 and $385.9 million, respectively, based on available market information. The fair value of the ERP Loan as of September 30, 2014 and December 31, 2013 was $5.1 and $5.4 million, respectively, based on available market information. The carrying amounts of all other significant debt, including the Term Loan and the Revolver approximate fair value based on the variable nature of the interest thereupon and the consistency of the Company’s market spreads since the debt’s issuance.

12. Redeemable Common and Preferred Stock and Warrants

Series A Preferred Stock

On July 19, 2011 (the “Acquisition Date”), the Company issued 26,500 shares of Series A Preferred Stock to Macquarie. The Series A Preferred Stock participates pari passu with the Series B Preferred Stock as to dividends and liquidation preference, and was generally entitled to receive dividends of up to 14.0% (12.0% if the dividends were paid when declared) of the Series A Preferred Stock’s liquidation preference per year through April 10, 2013. On April 11, 2013, the Company amended its certificate of incorporation to, among other things, reduce the dividend rate payable on the Company’s Series A Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of the Series A Preferred Stock’s liquidation preference. Dividends are payable quarterly at the option of the Company or upon redemption. See Note 13 for further information.

During each of three and nine months ended September 30, 2014, the Company recognized approximately $0.9 and $2.7 million in interest expense related to the Series A Preferred Stock, respectively. During each of three and nine months ended September 30, 2013, the Company recognized approximately $1.0 and $3.1 million in interest expense related to the Series A Preferred Stock, respectively. As of September 30, 2014 and December 31, 2013 approximately $9.0 million in Series A Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheets.

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

Series B Preferred Stock

On the Acquisition Date, the Company issued 26,500 shares of Series B Preferred Stock to Macquarie. The Series B Preferred Stock participates pari passu with the Series A Preferred Stock as to dividends and liquidation preference, and was generally entitled to receive dividends of up to 14.0% (12.0% if the dividends were paid when declared) of the Series B Preferred Stock’s liquidation preference per year through April 10, 2013. On April 11, 2013 the Company amended its certificate of incorporation to, among other things, reduce the dividend rate payable on the Company’s Series B Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of the Series B Preferred Stock’s liquidation preference. Dividends are payable quarterly at the option of the Company or upon redemption. See Note 13 for further information.

During each of three and nine months ended September 30, 2014, the Company recognized approximately $0.9 and $2.7 million in interest expense related to the Series B Preferred Stock, respectively. During each of three and nine months ended September 30, 2013, the Company recognized approximately $1.0 and $3.1 million in interest expense related to the Series B Preferred Stock, respectively. As of September 30, 2014 and December 31, 2013 approximately $9.0 million in Series B Preferred Stock dividends payable are accrued and classified as long-term and included in accrued interest and dividends on the condensed consolidated balance sheets.

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

Macquarie Warrants

In conjunction with the acquisition, the Company granted 3,960 warrants to Macquarie for the purchase of the Company’s common stock at an exercise price of $0.001. The Macquarie warrants expire on the tenth anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement dated July 19, 2011 (the “Security Holders Agreement”). The Macquarie warrants contain a contingent put right which enables the holders of the warrants to require the Company to redeem the warrants at $1,000 per warrant share in the event that either the Series A Preferred Stock or Series B Preferred Stock are redeemed. In addition, the Macquarie warrants also contain non-standard ownership dilution protection in events in which additional shares of common stock are issued to shareholders other than Macquarie. These warrants are classified as long-term and measured at fair value in the statement of financial position at September 30, 2014 and December 31, 2013, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in other income (expense) in the results of operations.

Kenner Warrants

In conjunction with the acquisition, the Company granted 5,940 warrants to Kenner for the purchase of the Company’s common stock at an exercise price of $0.001. The Kenner warrants expire on the seventh anniversary of the initial anniversary of the initial exercise date as defined in the Security Holders Agreement. The Kenner warrants are exercisable in whole or in part i) after the date on which a substantial liquidity event occurs, such as an initial public offering, sale of a majority stake of the Company’s common stock or merger or sale of assets; and ii) as part of the liquidity event, all of the Company’s initial investors receive an internal annual rate of return of at least 20.0% and at least two times the initial cash outflows of the investors.

Similar to the Macquarie warrants, the Kenner warrants also contain non-standard ownership dilution protection in events where additional shares of common stock are issued to shareholders other than Kenner. These warrants are classified as long-term and measured at fair value in the statement of financial position at September 30, 2014 and December 31, 2013, and will continue to be carried at fair value in subsequent accounting periods with changes in fair value being recorded in other income (expense) in the results of operations.

13. Related Parties

Management Consulting Agreement

The Company has a management consulting agreement (the “Consulting Agreement”) with Kenner and other co-investors in the Company (collectively the “Consultants”). Under the terms of the Consulting Agreement, the Company will pay $1.0 million to Kenner and $1.5 million in aggregate to the Consultants annually. The Consulting Agreement is for successive one-year terms which automatically renew unless terminated in advance. The Company recognized approximately $0.6 and $1.9 million of management fee expense during each of the three and nine month periods ended September 30, 2014 and 2013, respectively, which is recorded in selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2014 and December 31, 2013 approximately $0.6 million in Consulting Agreement fees is classified as current and included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

As consideration to amend certain of the terms of the certificate of incorporation relating to the Series A Preferred Stock and the Series B Preferred Stock (Note 12) the Company paid an affiliate of Macquarie a $0.5 million debt advisory fee and granted the same affiliate of Macquarie or its designee the right to act as lead underwriter, lead initial purchaser, lead arranger, lead placement agent, financial advisor or dealer manager, as the case may be, with respect to certain transactions during the one-year period beginning on April 11, 2013. The Company capitalized the $0.5 million debt advisory fee which will be amortized through July 19, 2021, the mandatory redemption date of the Series A Preferred Stock and the Series B Preferred Stock.

14. Commitments and Contingencies

Guarantees

As of September 30, 2014 and December 31, 2013 the Company had two stand-by letters of credit under the Revolver with various banks for approximately $2.9 million securing the Company’s performance of obligations primarily related to workers’ compensation (Note 8).

Billings in Excess of Costs

As of September 30, 2014 and December 31, 2013 the Company had approximately $3.8 and $5.3 million, respectively, in billing in excess of costs which represents cash collected from customers and billings to customers in advance of work performed which is classified as current and included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

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

The Company maintains property damage and business interruption insurance related to its operations. In June 2014 our France facility’s roof was damaged in a storm which will require the complete replacement of the roof. The insurer agreed to pay an estimated $2.3 million for the settlement of the pending insurance claim for business interruption and property damage. As a result, the Company recorded a gain of $1.9 million, net of $0.4 million in property and equipment write-off which is included in other expense, net on the condensed consolidated statement of operations for the nine months ended September 30, 2014.

15. Segment Information

The Company is comprised of four reportable segments: Asia Pacific, Europe, North America and Other. Each of the Asia Pacific, Europe and North America reportable segments includes the aggregation of multiple operating segments.

The Other reportable segment was established on September 30, 2014 in conjunction with the Kinetics Acquisition (Note 3).

Inter-segment sales are not material, thus are not presented separately in the analysis below.

Net Sales

	Three Months Ended		Nine Months Ended
(in millions of dollars)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Asia Pacific	$63.1	$60.2	$181.4	$169.1
Europe	51.0	46.8	154.4	138.3
North America	42.9	39.0	129.7	121.4

Total	$157.0	$146.0	$465.5	$428.8

As noted in Note 3, the Company acquired 100% of the outstanding shares of Kinetics on September 30, 2014. Accordingly, there are no net sales attributable to the Other reportable segment for the three and nine months ended September 30, 2014.

Segment Operating Income

The Company’s management evaluates the performance of its reportable segments on an operating income basis before income taxes, interest and certain corporate transactions which are not allocated to the geographical segments.

The tables below reconcile segment operating income to operating income for the periods presented, which in the opinion of the Company’s management is the most comparable U.S. GAAP measurement.

	Three Months Ended		Nine Months Ended
(in millions of dollars)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Asia Pacific	$11.8	$9.2	$29.2	$25.7
Europe	7.4	6.3	21.1	17.8
North America	7.6	6.7	21.2	22.4

Segment operating income	26.8	22.2	71.5	65.9
Corporate	(5.4)	(3.5)	(13.0)	(11.2)

	21.4	18.7	58.5	54.7
Fixed asset disposals	—	—	—	(0.2)

Operating income	$21.4	$18.7	$58.5	$54.5

As noted in Note 3, the Company acquired 100% of the outstanding shares of Kinetics on September 30, 2014. Accordingly, there is no operating income attributable to the Other reportable segment for the three and nine months ended September 30, 2014.

Total Assets

(in millions of dollars)	September 30, 2014	December 31, 2013
Asia Pacific	$306.1	$306.2
Europe	401.0	422.8
North America	220.3	206.8
Other (1)	58.9	—
Corporate/Eliminations	(83.9)	(67.1)

Total Assets	$902.4	$868.7

(1)	Represents the Kinetics assets acquired on September 30, 2014 (Note 3).

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
(in millions of dollars)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Asia Pacific	$3.7	$3.2	$10.8	$9.5
Europe	3.7	3.5	11.4	10.1
North America	2.4	1.9	7.1	5.8

Total segment	9.8	8.6	29.3	25.4

Corporate	—	—	0.1	0.1

Total	$9.8	$8.6	$29.4	$25.5

As noted in Note 3, the Company acquired 100% of the outstanding shares of Kinetics on September 30, 2014. Accordingly, there is no depreciation and amortization attributable to the Other reportable segment for the three and nine months ended September 30, 2014.

Capital Expenditures

	Three Months Ended		Nine Months Ended(1)
(in millions of dollars)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Asia Pacific	$2.6	$4.2	$9.9	$10.1
Europe	2.7	1.3	6.6	4.3
North America	2.3	5.0	5.9	10.1

Total segment	7.6	10.5	22.4	24.5
Corporate	0.1	0.1	0.5	0.2

Total	$7.7	$10.6	$22.9	$24.7

(1)	Capital expenditures for the nine months ended September 30, 2013 were on the accrual basis.

As noted in Note 3, the Company acquired 100% of the outstanding shares of Kinetics on September 30, 2014. Accordingly, there are no capital expenditures attributable to the Other reportable segment for the three and nine months ended September 30, 2014.

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

The following supplemental condensed combining financial information sets forth, on a combining basis, balance sheets, statements of operations and statements of cash flows for the Parent, the Issuers, the guarantor subsidiaries, the non-guarantor subsidiaries and elimination entries necessary to consolidate the Parent and its subsidiaries. The condensed combining financial information has been prepared on the same basis as the condensed consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2014 and 2013 and as of December 31, 2013. The Parent, the Issuers and the guarantors account for their investments in subsidiaries using the equity method of accounting; therefore, the Parent column, the Issuers column and the Guarantor column reflect the equity in net earnings/losses of its subsidiary guarantors and subsidiary non-guarantors, as appropriate.

During the nine months ended September 30, 2014, mandatorily redeemable equity certificates between the guarantors and non-guarantors in the amount of $132.4 million were converted to intercompany loans in a non-cash transaction between the guarantors and the non-guarantors. Additionally, $23.5 million of intercompany loans among the issuers, the guarantors, and non-guarantors were settled in a non-cash settlement of the loans through the conversion of the loans to equity. There were no similar non-cash transactions during the corresponding period in the prior year. As these are non-cash transactions, these transactions are not included in the condensed combining statement of cash flows for the nine months ended September 30, 2014.

Condensed Combining Statement of Operations

	Three Months Ended September 30, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$28.8	$130.2	$(2.0)	$157.0
Costs of goods sold	—	—	(22.0)	(97.6)	2.0	(117.6)

Gross margin	—	—	6.8	32.6	—	39.4
Operating expenses:
Selling, general and administrative expense	(1.2)	(1.5)	(4.6)	(10.7)	—	(18.0)

Total operating expenses	(1.2)	(1.5)	(4.6)	(10.7)	—	(18.0)
Operating (loss) income	(1.2)	(1.5)	2.2	21.9	—	21.4
Other income (expense)
Interest and other (expense) income, net	(3.5)	(9.9)	6.5	(4.9)	—	(11.8)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(4.7)	(11.4)	8.7	17.0	—	9.6
Income tax benefit (expense)	0.2	9.1	(4.4)	(6.0)	—	(1.1)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(4.5)	(2.3)	4.3	11.0	—	8.5
Equity in net earnings of unconsolidated subsidiaries	12.9	15.2	10.9	—	(39.0)	—

Net income	8.4	12.9	15.2	11.0	(39.0)	8.5
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Net income attributable to controlling stockholders	$8.4	$12.9	$15.2	$10.9	$(39.0)	$8.4

Total comprehensive income	$(13.6)	$(9.2)	$(10.1)	$(4.9)	$24.2	$(13.6)

Condensed Combining Statement of Operations

	Three Months Ended September 30, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$24.2	$123.1	$(1.3)	$146.0
Costs of goods sold	—	—	(18.6)	(93.6)	1.3	(110.9)

Gross margin	—	—	5.6	29.5	—	35.1
Operating expenses:
Selling, general and administrative expense	(1.5)	(0.1)	(4.2)	(10.6)	—	(16.4)

Total operating expenses	(1.5)	(0.1)	(4.2)	(10.6)	—	(16.4)
Operating (loss) income	(1.5)	(0.1)	1.4	18.9	—	18.7
Other income (expense)
Interest and other (expense) income, net	(2.6)	(10.5)	10.1	(9.2)	—	(12.2)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(4.1)	(10.6)	11.5	9.7	—	6.5
Income tax benefit (expense)	0.6	2.0	(3.3)	(2.7)	—	(3.4)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(3.5)	(8.6)	8.2	7.0	—	3.1
Equity in net earnings of unconsolidated subsidiaries	6.5	15.1	6.9	—	(28.5)	—

Net income	3.0	6.5	15.1	7.0	(28.5)	3.1
Less: net income attributable to non-controlling interests	—	—	—	(0.1)	—	(0.1)

Net income attributable to controlling stockholders	$3.0	$6.5	$15.1	$6.9	$(28.5)	$3.0

Total comprehensive income	$12.5	$16.1	$26.8	$18.7	$(61.5)	$12.6

Condensed Combining Statement of Operations

	Nine Months Ended September 30, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$83.6	$386.9	$(5.0)	$465.5
Costs of goods sold	—	—	(65.0)	(294.1)	5.0	(354.1)

Gross margin	—	—	18.6	92.8	—	111.4
Operating expenses:
Selling, general and administrative expense	(3.4)	(1.6)	(14.1)	(33.8)	—	(52.9)

Total operating expenses	(3.4)	(1.6)	(14.1)	(33.8)	—	(52.9)
Operating (loss) income	(3.4)	(1.6)	4.5	59.0	—	58.5
Other income (expense)
Interest and other (expense) income, net	(11.5)	(30.5)	20.8	(16.1)	—	(37.3)

(Loss) before income tax and equity in net earnings of unconsolidated subsidiaries	(14.9)	(32.1)	25.3	42.9	—	21.2
Income tax benefit (expense)	1.3	18.5	(15.0)	(13.2)	—	(8.4)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(13.6)	(13.6)	10.3	29.7	—	12.8
Equity in net earnings of unconsolidated subsidiaries	26.1	39.7	29.4	—	(95.2)	—

Net income	12.5	26.1	39.7	29.7	(95.2)	12.8
Less: net income attributable to non-controlling interests	—	—	—	(0.3)	—	(0.3)

Net income attributable to controlling stockholders	$12.5	$26.1	$39.7	$29.4	$(95.2)	$12.5

Total comprehensive income	$(8.9)	$4.3	$14.0	$14.2	$(32.5)	$(8.9)

Condensed Combining Statement of Operations

	Nine Months Ended September 30, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$76.1	$356.8	$(4.1)	$428.8
Costs of goods sold	—	—	(57.5)	(270.7)	4.1	(324.1)

Gross margin	—	—	18.6	86.1	—	104.7
Operating expenses:
Selling, general and administrative expense	(4.2)	(0.3)	(13.3)	(32.4)	—	(50.2)

Total operating expenses	(4.2)	(0.3)	(13.3)	(32.4)	—	(50.2)
Operating (loss) income	(4.2)	(0.3)	5.3	53.7	—	54.5
Other income (expense)					—
Interest and other (expense) income, net	(11.0)	(32.6)	24.8	(22.1)	—	(40.9)

(Loss) income before income tax and equity in net earnings of unconsolidated subsidiaries	(15.2)	(32.9)	30.1	31.6	—	13.6
Income tax benefit (expense)	1.7	11.2	(13.9)	(9.6)	—	(10.6)

Net (loss) income before equity in net earnings of unconsolidated subsidiaries	(13.5)	(21.7)	16.2	22.0	—	3.0
Equity in net earnings of unconsolidated subsidiaries	16.3	38.0	21.8	—	(76.1)	—

Net (loss) income	2.8	16.3	38.0	22.0	(76.1)	3.0
Less: net income attributable to non-controlling interests	—	—	—	(0.2)	—	(0.2)

Net (loss) income attributable to controlling stockholders	$2.8	$16.3	$38.0	$21.8	$(76.1)	$2.8

Total comprehensive (loss) income	$3.9	$17.5	$39.7	$24.4	$(81.4)	$4.1

Condensed Combining Balance Sheet

	As of September 30, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$7.8	$3.7	$28.8	$—	$40.3
Accounts receivable, net	—	—	22.0	86.0	—	108.0
Inventory	—	—	12.5	37.2	—	49.7
Prepaids and other assets	0.1	1.6	5.8	15.1	(4.6)	18.0
Deferred income taxes	—	—	3.7	2.2	—	5.9

Total current assets	0.1	9.4	47.7	169.3	(4.6)	221.9
Property and equipment, net	—	—	32.1	121.2	—	153.3
Intangible assets, net	0.6	—	37.9	202.3	—	240.8
Goodwill	—	—	59.6	204.8	—	264.4
Other assets	246.6	690.8	519.3	33.3	(1,468.0)	22.0

Total assets	$247.3	$700.2	$696.6	$730.9	$(1,472.6)	$902.4
Liabilities and Equity
Current liabilities
Accounts payable	$0.4	$0.5	$9.3	$55.4	$—	$65.6
Income taxes payable	—	—	—	6.2	—	6.2
Accrued expenses and other liabilities	0.8	0.9	14.2	42.7	(4.6)	54.0
Accrued interest	—	6.9	—	—	—	6.9
Deferred revenue	—	—	4.1	8.3	—	12.4
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.7	—	0.7
Current portion of long-term debt	—	18.8	—	0.7	—	19.5
Deferred income taxes	—	—	0.3	0.3	—	0.6

Total current liabilities	1.2	27.1	27.9	114.3	(4.6)	165.9
Accrued interest and dividends	17.9	—	—	—	—	17.9
Accrued pension and retirement benefit obligations	—	—	1.4	19.7	—	21.1
Notes payable to affiliate, net	31.3	24.7	8.9	121.5	(186.4)	—
Long-term debt, net	—	408.7	—	4.8	—	413.5
Mandatorily redeemable preferred stock	53.0	—	—	143.2	(143.2)	53.0
Warrants	21.7	—	—	—	—	21.7
Deferred income taxes	—	—	65.9	59.5	(57.5)	67.9
Other liabilities	—	—	7.4	7.6	—	15.0

Total liabilities	125.1	460.5	111.5	470.6	(391.7)	776.0

Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—
Puttable common stock	1.5	—	—	—	—	1.5
Equity
Total equity attributable to controlling stockholders	120.7	239.7	585.1	204.5	(1,029.3)	120.7
Non-controlling interests	—	—	—	4.2	—	4.2

Total equity	120.7	239.7	585.1	208.7	(1,029.3)	124.9

Total liabilities and equity	$247.3	$700.2	$696.6	$730.9	$(1,472.6)	$902.4

Condensed Combining Balance Sheet

	As of December 31, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$6.5	$—	$30.3	$—	$36.8
Accounts receivable, net	—	—	13.7	83.3	—	97.0
Inventory	—	—	7.0	38.0	—	45.0
Prepaids and other assets	0.2	0.8	4.4	13.2	(3.4)	15.2
Deferred income taxes	—	—	3.8	2.3	(1.2)	4.9

Total current assets	0.2	7.3	28.9	167.1	(4.6)	198.9
Property and equipment, net	—	—	26.6	122.1	—	148.7
Intangible assets, net	—	—	25.8	223.2	—	249.0
Goodwill	—	—	30.8	215.9	—	246.7
Other assets	246.4	683.4	567.0	55.5	(1,526.9)	25.4

Total assets	$246.6	$690.7	$679.1	$783.8	$(1,531.5)	$868.7
Liabilities and Equity
Current liabilities
Accounts payable	$0.5	$—	$7.9	$59.3	$—	$67.7
Income taxes payable	—	—	—	5.8	—	5.8
Accrued expenses and other liabilities	1.5	3.8	13.4	38.1	(3.4)	53.4
Accrued interest	—	15.0	—	—	—	15.0
Deferred revenue	—	—	3.6	8.6	—	12.2
Current portion of accrued pension and retirement benefit obligations	—	—	—	0.8	—	0.8
Current portion of long-term debt	—	5.6	—	—	—	5.6
Deferred income taxes	—	1.1	—	0.4	(1.1)	0.4

Total current liabilities	2.0	25.5	24.9	113.0	(4.5)	160.9
Accrued interest and dividends	17.9	—	—	—	—	17.9
Accrued pension and retirement benefit obligations, net	—	—	1.9	20.6	—	22.5
Notes payable to affiliate, net	26.7	45.7	7.1	43.2	(122.7)	—
Long-term debt, net	—	378.8	—	5.9	—	384.7
Mandatorily redeemable preferred stock	53.0	—	—	283.6	(283.6)	53.0
Warrants	15.6	—	—	—	—	15.6
Deferred income taxes	—	—	44.0	65.2	(40.3)	68.9
Other liabilities	—	—	3.7	6.0	—	9.7

Total liabilities	115.2	450.0	81.6	537.5	(451.1)	733.2
Convertible redeemable preferred stock	—	—	—	51.6	(51.6)	—
Puttable common stock	1.5	—	—	—	—	1.5
Equity
Total equity attributable to controlling stockholders	129.9	240.7	597.5	190.6	(1,028.8)	129.9
Non-controlling interests	—	—	—	4.1	—	4.1

Total equity	129.9	240.7	597.5	194.7	(1,028.8)	134.0

Total liabilities and equity	$246.6	$690.7	$679.1	$783.8	$(1,531.5)	$868.7

Condensed Combining Statement of Cash Flows

	Nine Months Ended September 30, 2014
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities

Net cash flows provided by operating activities	$5.9	$12.6	$31.3	$44.0	$(57.4)	$36.4

Cash flows from investing activities
Business acquisition	—	—	(45.1)	—	—	(45.1)
Capital expenditures	(0.6)	—	(3.8)	(18.5)	—	(22.9)
Settlement of derivative contracts	—	(0.4)	—	—	—	(0.4)
Notes receivable issued to affiliates, net	—	(5.8)	67.6	(2.5)	(59.3)	—

Net cash flows (used in) provided by investing activities	(0.6)	(6.2)	18.7	(21.0)	(59.3)	(68.4)

Cash flows from financing activities
Proceeds from term loan	—	45.0	—	—	—	45.0
Draw on line of credit facility	—	—	—	4.8	—	4.8
Repayment on line of credit facility	—	—	—	(4.8)	—	(4.8)
Notes payable from affiliates, net	—	2.5	1.8	(22.5)	18.2	—
Debt issuance costs	—	(0.8)	—	—	—	(0.8)
Dividends to affiliates	—	(50.4)	(48.1)	—	98.5	—
Dividends paid to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Dividends paid to holders of mandatorily redeemable preferred stock	(5.3)	—	—	—	—	(5.3)
Repayments on long-term debt	—	(1.9)	—	—	—	(1.9)

Net cash flows (used in) provided by financing activities	(5.3)	(5.6)	(46.3)	(22.6)	116.7	36.9

Effect of exchange rate changes on cash and cash equivalents	—	0.4	—	(1.8)	—	(1.4)
Net change in cash and cash equivalents	—	1.2	3.7	(1.4)	—	3.5
Cash and cash equivalents
Beginning of period	—	6.5	—	30.3	—	36.8

End of period	$—	$7.7	$3.7	$28.9	$—	$40.3

Condensed Combining Statement of Cash Flows

	Nine Months Ended September 30, 2013
(in millions of dollars)	Parent	Issuers	Guarantors	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities

Net cash flows provided by operating activities	$0.5	$3.5	$36.3	$42.2	$(50.9)	$31.6

Cash flows from investing activities
Capital expenditures	—	—	(8.3)	(18.5)	—	(26.8)
Settlement of derivative contracts	—	0.1	—	—	—	0.1
Notes receivable issued to affiliates, net	—	(6.7)	13.7	(11.0)	4.0	—

Net cash flows (used in) provided by investing activities	—	(6.6)	5.4	(29.5)	4.0	(26.7)

Cash flows from financing activities
Draws on revolver	—	9.0	—	—	—	9.0
Repayments on revolver	—	(9.0)	—	—	—	(9.0)
Draw on line of credit facility	—	—	—	2.4	—	2.4
Repayment on line of credit facility	—	—	—	(2.4)	—	(2.4)
Proceeds from ERP loan	—	—	—	5.8	—	5.8
Debt issuance costs	(0.5)	—	—	(0.1)	—	(0.6)
Notes payable from affiliates, net	—	10.9	2.1	(13.6)	0.6	—
Dividends to affiliates	—	—	(46.3)	—	46.3	—
Dividends paid to non-controlling interests	—	—	—	(0.1)	—	(0.1)
Repayments of long-term debt	—	(8.1)	—	—	—	(8.1)

Net cash flows (used in) provided by financing activities	(0.5)	2.8	(44.2)	(8.0)	46.9	(3.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)
Net change in cash and cash equivalents	—	(0.3)	(2.5)	4.6	—	1.8
Cash and cash equivalents
Beginning of period	—	2.3	2.5	23.2	—	28.0

End of period	$—	$2.0	$—	$27.8	$—	$29.8

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

You should not place undue reliance on any forward-looking statement and you should consider the following factors that may cause actual outcomes or results to differ materially from forward-looking statements, as well as those discussed in Part II, Item 1A. Risk Factors in our Form 10-K filed on March 14, 2014 and any of our subsequent filings with the Securities and Exchange Commission (the “SEC”):

•	competitive risks from other die cast producers or self-manufacture by customers;

•	relationships with, and financial or operating conditions of, our key customers, suppliers and other stakeholders;

•	loss of, or an inability to attract, key management;

•	fluctuations in the supply of, and prices for, raw materials in the areas in which we maintain production facilities;

•	union disputes, labor unrest or other employee relations issues;

•	availability of production capacity;

•	environmental, health and safety costs;

•	impact of future mergers, acquisitions, or joint ventures;

•	our level of indebtedness and ability to generate cash;

•	changes in the availability and cost of capital;

•	restrictions in our debt agreements;

•	fluctuations in the relative value of the U.S. dollar and the currencies of the countries and regions in which we operate and the effectiveness of our currency hedging activities;

•	ability and expense of repatriating cash held by our foreign subsidiaries;

•	changes in political, economic, regulatory and business conditions, including changes in taxes, tax rates, duties or tariffs;

•	acts of war or terrorist activities;

•	existence or exacerbation of general political instability and uncertainty in the U.S. or in other countries or regions in which we operate;

•	cyclical demand and pricing within the principal markets for our products;

•	ability to successfully integrate Dynacast’s and Kinetics’ operations and employees; and

•	ability to fully realize the anticipated benefits of the Kinetics Acquisition.

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

Introduction

Dynacast International Inc. was incorporated as a Delaware corporation in May 2011 by a consortium of private investors led by Kenner and Company, Inc. (“Kenner”) and subsequently acquired the Dynacast companies that conducted the business of Dynacast from affiliates of Melrose, Plc (“Melrose”) on July 19, 2011 for approximately $590.0 million, less outstanding notes payable to affiliates of Melrose, net, plus remittance of cash held by the Dynacast companies as of July 19, 2011 (the “Acquisition”). Dynacast had no activity or operations prior to the Acquisition. In conjunction with the Acquisition, Dynacast International LLC and Dynacast Finance Inc., each a wholly-owned subsidiary of Dynacast, issued $350.0 million in aggregate principal amount of the 9.25% Senior Secured Second Lien Notes due 2019 (the “2019 Notes”). Concurrently with the issuance of the 2019 Notes, Dynacast International LLC, as borrower, entered into a senior secured first lien credit facility consisting of a $50.0 million term loan and a $50.0 million revolving credit facility, (collectively, the “Credit Facility”) with certain lenders to finance the Acquisition and provide for working capital.

Dynacast is a global manufacturer of small engineered precision die cast components serving customers in the automotive safety and electronics, consumer electronics, telecommunications, healthcare, hardware, computer and peripherals end markets, among others. Our customers range from large multi-national companies to small businesses. In recent years, the largest end-markets in which our customers operate are automotive safety and electronics, consumer electronics, telecommunications and healthcare. We also have a number of customers in the hardware, computer and peripherals and tooling end markets. We manage our business primarily on a geographical basis through four reportable segments—Asia Pacific, Europe, North America and Other.

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

On September 30, 2014 (the “Kinetics Acquisition Date”) pursuant to a share purchase agreement, the Company acquired in a stock acquisition, 100% of the outstanding shares of Kinetics Climax, Inc. (“Kinetics”), a Delaware corporation, held by Climax Engineered Materials, LLC, a Colorado limited liability company (the “Kinetics Acquisition”). Kinetics is a global provider of metal injection moldings (“MIM”) for use in the medical and automotive end markets. We believe the Kinetics Acquisition will significantly expand and complement our recently introduced MIM business at our Elgin, Illinois and Singapore facilities and create a stronger strategic platform with better scale to support the future growth of our MIM business. We report Kinetics as part of our Other segment as of the Kinetics Acquisition Date. See Notes 3 and 15 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information regarding the Kinetics Acquisition.

Net Sales

Our core operation from which the substantial majority of our net sales are generated is die-casting of components. We also generate net sales from designing and building tools and machines used in the die-casting process and from value added services such as surface coatings, machining and sub-assembly.

Cost of Goods Sold

The principal components of costs of goods sold in our manufacturing operations are raw materials, factory overhead and labor. The principal components of overhead costs include freight charges, purchasing, receiving and inspection costs, internal transfer costs and warehousing costs through the manufacturing process. Each manufacturing facility typically sources its own raw materials and distributes its own finished goods.

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

Market and Performance Overview

For the three months ended September 30, 2014, net sales totaled $157.0 million, an increase of 7.5%, compared to $146.0 million for the corresponding period in the prior year. The increase in net sales is attributable to increased net sales across all of our reportable segments led by the Europe and North America reportable segments which reported increases in net sales of $4.2 and $3.9 million, respectively, and to a lesser extent our Asia Pacific reportable segment which reported an increase in net sales of $2.9 million.

Operating income was $21.4 million for the three months ended September 30, 2014, an increase of 14.4%, compared to $18.7 million for the corresponding period in the prior year. The increase in operating income of $2.7 million was primarily driven by our Asia Pacific reportable segment which reported an increase in operating income of $2.6 million, or 28.3%, and to a lesser extent our Europe and North America reportable segments which reported increases in operating income of $1.1 million, or 17.5%, and $0.9 million, or 13.4%, respectively.

The Company reported net income attributable to controlling stockholders of $8.4 million for the three months ended September 30, 2014, compared to $3.0 million for the corresponding period in the prior year. The increase in net income attributable to controlling stockholders of $5.4 million is primarily attributable to the increase in operating income of $2.7 million discussed above and a decrease in tax expense of $2.3 million.

Our effective tax rate for the three months ended September 30, 2014 was 11.5% compared to 52.3% for the corresponding period in the prior year. Our effective tax rate for the three months ended September 30, 2014 was favorably impacted by a one-time reduction of the valuation allowance against our U.S. net operating loss carry-forwards of $4.8 million due to additional deferred tax liabilities attributable to the Kinetics Acquisition. Our estimated annual effective tax rate for the year ended December 31, 2014 applied to the earnings for the three months ended September 30, 2014 continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Convertible Mandatorily Redeemable Preferred Stock, $0.001 par value per share (“Series A Preferred Stock”) and Series B Redeemable Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) and the change in the fair value of warrants of approximately $13.2 million attributable to an increase in the value of the Company, as well as U.S. taxable income on foreign earnings of $14.6 million.

For the nine months ended September 30, 2014, net sales totaled $465.5 million, an increase of 8.6%, compared to $428.8 million for the corresponding period in the prior year. The increase in net sales is attributable to increased net sales across all of our reportable segments led by the Europe and Asia Pacific reportable segments which reported increases in net sales of $16.1 and $12.3 million, respectively, and to a lesser extent our North America reportable segment which reported an increase in net sales of $8.3 million.

Operating income was $58.5 million for the nine months ended September 30, 2014, an increase of 7.3%, compared to $54.5 million for the corresponding period in the prior year. The increase in operating income of $4.0 million was primarily driven by our Asia Pacific reportable segment which reported an increase in operating income of $3.5 million or 13.6% and our Europe reportable segment which reported an increase in operating income of $3.3 million, or 18.5%, partially offset by a decrease in our North America reportable segment of $1.2 million, or 5.4%.

The Company reported net income attributable to controlling stockholders of $12.5 million for the nine months ended September 30, 2014, compared to $2.8 million for the corresponding period in the prior year. The increase in net income attributable to controlling stockholders of $9.7 million is primarily attributable to the increase in operating income of $4.0 million discussed above and decreases in tax, interest expense and other expense net of $2.2, $1.9 and $1.7 million, respectively. The decrease in interest expense of $1.9 million is attributable to a reduction in the dividend rate of the Series A Preferred Stock and the Series B Preferred Stock in March 2014, discussed further in Note 12 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q. The decrease in other expense, net of $1.7 million is primarily attributable to a $1.9 million gain related to a pending insurance recovery discussed in more detail in Note 14 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q.

Our effective tax rate for the nine months ended September 30, 2014 was 39.6% compared to 77.9% for the corresponding period in the prior year. Our effective tax rate for the nine months ended September 30, 2014 was favorably impacted by the reduction of the valuation allowance against our U.S. net operating loss carry-forwards of $4.8 million. Our estimated annual effective tax rate for the year ended December 31, 2014 applied to the earnings for the nine months ended September 30, 2014 continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Preferred Stock and Series B Preferred Stock and the change in the fair value of warrants of approximately $13.2 million, as well as U.S. taxable income on foreign earnings of $14.6 million.

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

For the three and nine months ended September 30, 2014, approximately 38.2% and 39.6% of our sales were to customers in the global automotive safety and electronics end market, approximately 22.0% and 20.5% of our sales were to customers in the consumer electronics end market, approximately 8.1% and 7.7% of our sales were to customers in the healthcare end market and approximately 6.4% and 6.0% of our sales were to customers in the telecommunications end market, respectively. We have seen continued overall growth in these end markets, particularly in the Asia Pacific and North America regions.

The effects of foreign currency translation rates had a small net impact on results for the three months ended September 30, 2014. The overall impact of foreign currency translation rates was to increase net sales by $0.7 million with no impact on operating income. For the three months ended September 30, 2014 the average exchange rate of the U.S. Dollar (“USD”) to the British Pound Sterling was 0.5976; the Chinese Renminbi 6.1608; the Euro 0.7526; the Singapore Dollar 1.2503; the Malaysian Ringgit 3.1913; and the Canadian Dollar 1.0873. When compared to the corresponding period in the prior year, the British Pound Sterling weakened by 7.5%.; the Singapore Dollar and Malaysian Ringgit each weakened by 1.4%; the Chinese Renminbi and Euro weakened by less than one percent; and the Canadian Dollar strengthened by 4.6%.

The effects of foreign currency translation rates had only a small net impact on results for the nine months ended September 30, 2014. The overall impact of foreign currency translation rates was to increase net sales by $3.4 million with no impact on operating income. For the nine months ended September 30, 2014 the average exchange rate of the USD to the British Pound Sterling was 0.5988; the Chinese Renminbi 6.1475; the Euro 0.7372; the Singapore Dollar 1.2573; the Malaysian Ringgit 3.2424; and the Canadian Dollar 1.0934. When compared to the corresponding period in the prior year, the British Pound Sterling weakened by 7.4%; the Euro weakened by 2.9%; the Chinese Renminbi weakened by 1.1%; the Malaysian Ringgit strengthened by 3.7%; the Singapore Dollar strengthened by less than one percent; and the Canadian Dollar strengthened by 6.9%.

The impact of foreign currency translation rate movements was as follows:

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
(in millions of dollars)	Net Sales	Operating Income	Net Sales	Operating Income
British Pound Sterling	$0.4	$—	$1.2	$0.1
Canadian Dollar	(0.4)	(0.1)	(2.0)	(0.5)
Chinese Renminbi	—	—	1.0	0.1
Euro	—	—	4.0	0.6
Malaysian Ringgit	0.1	—	(0.8)	(0.2)
Singapore Dollar	0.3	0.1	(0.2)	—
Other, net	0.3	—	0.2	(0.1)

Total	$0.7	$—	$3.4	$—

Consolidated Results of Operations

We believe the selected data and the percentage relationship between net sales and major categories in the Condensed Consolidated Statements of Operations are important in evaluating our operations. The following tables set forth items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales for the periods presented:

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	For the Three Months Ended
(in millions of dollars)	September 30, 2014		September 30, 2013
Net sales	$157.0	100.0%	$146.0	100.0%
Costs of goods sold	(117.6)	(74.9)%	(110.9)	(76.0)%

Gross margin	39.4	25.1%	35.1	24.0%
Operating expenses:
Selling, general and administrative expense	(18.0)	(11.5)%	(16.4)	(11.2)%

Total operating expenses	(18.0)	(11.5)%	(16.4)	(11.2)%

Operating income	21.4	13.6%	18.7	12.8%
Other income (expense):
Interest expense	(11.6)	(7.4)%	(11.9)	(8.2)%
Other expense, net	(0.2)	(0.1)%	(0.3)	(0.2)%

Income before income taxes	9.6	6.1%	6.5	4.5%
Income tax expense	(1.1)	(0.7)%	(3.4)	(2.3)%

Net income	$8.5	5.4%	$3.1	2.1%

Net Sales. Net sales were $157.0 million for the three months ended September 30, 2014 compared to $146.0 million for the corresponding period in the prior year. Net sales for the three months ended September 30, 2014 and 2013 included $7.0 million, or 4.5%, and $9.4 million, or 6.4%, in revenue, respectively, related to the sale of new tools or replacement tools that were separately priced. The increase in net sales is attributable to increased net sales across all of our reportable segments led by the Europe and North America reportable segments which reported increases in net sales of $4.2 and $3.9 million, respectively, and to a lesser extent our Asia Pacific reportable segment which reported an increase in net sales of $2.9 million.

Gross Margin. Gross margin as a percentage of net sales for the three months ended September 30, 2014 was 25.1%, compared to 24.0% for the corresponding period in the prior year. The increase in gross margin in 2014 is primarily attributable to decreased outside processing costs at our Singapore and Shanghai facilities as well as decreased tooling and labor costs at our Dongguan (“DDG”) facility.

Selling General & Administrative. Selling, general and administrative (“SG&A”) expenses as a percentage of net sales were 11.5% for the three months ended September 30, 2014 which was consistent with the corresponding period in the prior year of 11.2%.

Interest Expense. We incurred interest expense of $11.6 million during the three months ended September 30, 2014, of which approximately $8.6 million was attributable to the 2019 Notes and the Credit Facility, $1.0 million was attributable to the amortization of deferred financing costs, $1.8 million was attributable to the Series A Preferred Stock and the Series B Preferred Stock and $0.2 million was attributable to other interest costs. In conjunction with amending the Credit Facility we wrote-off approximately $0.1 million in deferred financing costs which is included in interest expense for the three months ended September 30, 2014. Whereas during the three months ended September 30, 2013 we incurred $11.9 million in interest expense, net, of which approximately $8.6 million was attributable to the 2019 Notes and the Credit Facility, $1.0 million was related to the amortization of deferred financing costs, $2.0 million was attributable to the Series A Preferred Stock and Series B Preferred Stock and approximately $0.3 million was attributable to other interest income.

Other Expense, Net. Other expense, net for the three months ended September 30, 2014 relates to the change in the fair value of the Company’s warrants of $1.7 million as a result of an increase in the value of the Company, partially offset by foreign currency transactional gains of $1.5 million on inter-company loans.

Income Taxes. The effective tax rate for the three months ended September 30, 2014 was 11.5% as compared to 52.3% for the corresponding period in the prior year. The Company’s income tax expense and effective tax rate are based upon the estimated annual effective tax rate applied to the year-to-date pre-tax income adjusted for the effects of items required to be treated as discrete to the period. There were discrete items totaling approximately $4.8 million for the three months ended September 30, 2014 primarily attributable to a one-time reduction of the valuation allowance against our U.S. net operating loss carry-forwards due to additional deferred tax liabilities attributable to the Kinetics Acquisition. The Company’s tax expense was also impacted by the mix of earnings in the U.S. and outside the U.S.

For the three months ended September 30, 2014, the Company was required to use a single annual effective tax rate against both U.S. and non-U.S. earnings since the Company no longer had a valuation allowance in the U.S., as compared to previous periods where it was required to use a separate annual effective tax rate for the U.S. and non-U.S. earnings. Our estimated annual effective tax rate for the year ended December 31, 2014 applied to the earnings for the three months ended September 30, 2014 was 62.1% and continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Preferred Stock and Series B Preferred Stock of $7.1 million and the change in the fair value of warrants of approximately $6.1 million, as well as U.S. taxable income on foreign earnings of $14.6 million. We expect the non-deductibility of interest expense related to the Series A Preferred Stock and Series B Preferred Stock to continue to negatively affect our effective tax rate until the Series A Preferred Stock and the Series B Preferred Stock are redeemed. For the three months ended September 30, 2013, the Company recognized tax expense at a blended estimated annual effective tax rate of approximately 0.0% on U.S. earnings and 30.6% on non-U.S. earnings.

For the three months ended September 30, 2014, tax expense was approximately $1.1 million, of which approximately $5.9 million was attributable to non-U.S. earnings and approximately $(4.8) million was attributable to U.S. tax expense primarily attributable to the reduction of the valuation allowance against our U.S. net operating loss carry-forwards. Tax expense for the three months ended September 30, 2013 was approximately $3.4 million, of which approximately $2.8 million was attributable to non-U.S. earnings and $0.6 million was attributable to U.S. tax expense related to the Company’s net investment hedges.

Segment Operating Results:

Net sales by segment were as follows for the periods presented:

	For the Three Months Ended		Dollar Change	Percentage Change
(in millions of dollars)	September 30, 2014	September 30, 2013
Asia Pacific	$63.1	$60.2	$2.9	4.8%
Europe	51.0	46.8	4.2	9.0%
North America	42.9	39.0	3.9	10.0%

Total	$157.0	$146.0	$11.0	7.5%

Operating income by segment was as follows for the periods presented:

	For the Three Months Ended		Dollar Change	Percentage Change
(in millions of dollars)	September 30, 2014	September 30, 2013
Asia Pacific	$11.8	$9.2	$2.6	28.3%
Europe	7.4	6.3	1.1	17.5%
North America	7.6	6.7	0.9	13.4%

Total	$26.8	$22.2	$4.6	20.7%

As noted earlier, the Company acquired 100% of the outstanding shares of Kinetics on September 30, 2014. Accordingly there are no net sales or operating income attributable to the Other segment for the three months ended September 30, 2014.

Asia Pacific

Approximately $0.7 million, or 21.4%, of the increase in net sales of $2.9 million was attributable to the strengthening of the Malaysian Ringgit, Singapore Dollar and the South Korean Won to the USD of $0.1, $0.3 and $0.3 million, respectively. Overall, underlying sales increased by 3.7% driven primarily by the increased sales volumes in the consumer electronics end market at our DDG facility of $4.2 million and in the automotive safety and electronics end market at our South Korea facility of $0.2 million, partially offset by a decrease in demand in the consumer electronics end market sales at our Singapore facility of $3.5 million.

Gross margin as a percentage of net sales for the three months ended September 30, 2014 was 26.3% compared to 22.9% for the corresponding period in the prior year. The increase in gross margin as a percentage of net sales for the three months ended September 30, 2014 is attributable to decreases in outside processing costs of $0.6 and $0.3 million at our Singapore and Shanghai facilities, respectively. In addition, our DDG facility realized $1.1 million in savings attributable to a reduction of $0.5 and $0.4 million in tooling costs and miscellaneous manufacturing costs, respectively, as well as $0.2 million in labor efficiencies.

SG&A as a percentage of net sales for the three months ended September 30, 2014 was 7.7% which was consistent with the corresponding period in the prior year of 7.6%.

Segment operating income for the three months ended September 30, 2014 was $11.8 million, an increase of $2.6 million, or 28.3%, from $9.2 million for the corresponding period in the prior year. The increase in operating income was attributable to increased sales volumes and margins at our DDG and South Korea facilities discussed above.

Europe

Approximately $0.4 million, or 9.5%, of the increase in net sales of $4.2 million was attributable to the strengthening of the British Pound Sterling to the USD. Overall, underlying sales increased by 8.1% driven primarily by the increased sales volumes in the consumer electronics end market at our Germany and Italy facilities of $0.7 and $0.3 million, respectively, and increased sales volumes of $1.2 million in the telecommunications end market at our Austria facility as well as an overall increase of $0.5 million in aluminum sales in Austria. Also contributing to the increase was a $1.1 million increase in sales volumes at our United Kingdom (“UK”) facility spread amongst several end markets.

Gross margin as a percentage of net sales for the three months ended September 30, 2014 was 22.7% which was consistent with the corresponding period in the prior year of 22.5%.

SG&A as a percentage of net sales for the three months ended September 30, 2014 was 8.3% compared to 9.1% for the corresponding period in the prior year.

Segment operating income for the three months ended September 30, 2014 was $7.4 million, an increase of $1.1 million, or 17.5%, from $6.3 million for the corresponding period in the prior year. The increase in segment operating income was primarily attributable to increased sales at our Germany, Austria and UK facilities. Foreign currency translation rate movements had minimal impact on operating income as summarized previously.

North America

The increase in net sales of $3.9 million, or 10.0%, was primarily driven by increased sales volumes at our Elgin and Lake Forest facilities of $4.2 and $0.5 million, respectively, partially offset by a decrease in sales at our Peterborough facility of $0.6 million of which $0.3 million was attributable to the weakening of the Canadian Dollar. The increase in net sales at our Elgin facility was driven primarily by increased sales volumes in the healthcare, automotive safety and electronics and hardware end markets of $2.0, $0.7, and $0.4 million, respectively, and to a lesser extent, MIM sales of $0.3 million. The increase in net sales at our Lake Forest facility was primarily driven by increased sales volumes in the automotive safety and electronics end market of $0.9 million, partially offset by a decrease in sales volumes in the telecommunications end market of $0.5 million.

Gross margin as a percentage of net sales for the three months ended September 30, 2014 was 25.5% compared to 26.8% for the corresponding period in the prior year. The decrease in gross margin as a percentage of net sales for the three months ended September 30, 2014 is primarily attributable to increased rent expense of $0.2 million in Mexico associated with our new facility, a $0.2 million decrease in hardware end market margins at our Elgin facility and a $0.5 million overall increase in depreciation expense.

SG&A as a percentage of net sales for the three months ended September 30, 2014 was 8.0% compared to 9.7% for the corresponding period in the prior year. The decrease in SG&A as a percentage of net sales for the three months ended September 30, 2014 is primarily attributable to the absence of transactional foreign exchange losses at our Techmire and Peterborough facilities.

Segment operating income for the three months ended September 30, 2014 was $7.6 million, an increase of $0.9 million, or 13.4%, from $6.7 million for the corresponding period in the prior year. The increase in segment operating income was primarily attributable to increased sales volumes and margins at our Elgin facility. Foreign currency translation rate movements had minimal impact on operating income as summarized previously.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	For the Nine Months Ended
(in millions of dollars)	September 30, 2014		September 30, 2013
Net sales	$465.5	100.0%	$428.8	100.0%
Costs of goods sold	(354.1)	(76.1)%	(324.1)	(75.6)%

Gross margin	111.4	23.9%	104.7	24.4%
Operating expenses:
Selling, general and administrative expense	(52.9)	(11.4)%	(50.2)	(11.7)%

Total operating expenses	(52.9)	(11.4)%	(50.2)	(11.7)%

Operating income	58.5	12.6%	54.5	12.7%
Other income (expense):
Interest expense	(34.5)	(7.4)%	(36.4)	(8.5)%
Other (expense) income	(2.8)	(0.6)%	(4.5)	(1.0)%

Income (loss) before income taxes	21.2	4.6%	13.6	3.2%
Income tax (expense)	(8.4)	(1.8)%	(10.6)	(2.5)%

Net income	$12.8	2.7%	$3.0	0.7%

Net Sales. Net sales were $465.5 million for the nine months ended September 30, 2014 compared to $428.8 million for the corresponding period in the prior year. Net sales for the nine months ended September 30, 2014 and 2013 included $21.7 million, or 4.7%, and $22.8 million, or 5.3%, in revenue, respectively, related to the sale of new tools or replacement tools that were separately priced. The increase in net sales of $36.7 million was primarily attributable to increased sales in the Europe and Asia Pacific reportable segments of $16.1 and $12.3 million, respectively, and to a lesser extent the North America reportable segment which reported an increase in net sales of $8.3 million.

Gross Margin. Gross margin as a percentage of net sales for the nine months ended September 30, 2014 was 23.9% which was consistent with the corresponding period in the prior year of 24.4%.

Selling, General and Administrative. SG&A expenses as a percentage of net sales were 11.4% for the nine months ended September 30, 2014 which was consistent with the corresponding period in the prior year of 11.7%.

Interest Expense. We incurred interest expense, net, of $34.5 million during the nine months ended September 30, 2014 of which approximately $25.8 million was attributable to the 2019 Notes and the Credit Facility, $2.9 million was attributable to the amortization of deferred financing costs, $5.4 million was attributable to the Series A Preferred Stock and the Series B Preferred Stock and $0.4 million was attributable to other interest costs. In conjunction with amending the Credit Facility we expensed approximately $0.1 million in deferred financing costs which is included in interest expense for the nine months ended September 30, 2014. Whereas during the nine months ended September 30, 2013 we incurred $36.4 million in interest expense, net, of which approximately $26.2 million was attributable to the 2019 Notes and the Credit Facility, $3.7 million was attributable to the amortization of deferred financing costs, $6.2 million was attributable to the Series A Preferred Stock and Series B Preferred Stock and $0.3 million was attributable to other interest costs. The decrease in interest expense is primarily attributable to the decrease in the dividend rate on the Series A Preferred Stock and the Series B Preferred Stock effective April 11, 2013. See Note 12 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

Other (Expense) Income. Other expense, net for the nine months ended September 30, 2014 relates to the change in the fair value of the Company’s warrants of $6.1 million partially offset by foreign currency transactional gains of $1.5 million on inter-company loans and a $1.9 million gain, net related to a pending insurance recovery. In June 2014, our France facility was severely damaged in a hail storm necessitating a complete replacement of the roof. Part of the roof contained asbestos, which prior to the hail storm, was compliant with French law surrounding the maintenance of and safeguarding against asbestos. As a result of the roof replacement, the asbestos was no longer compliant with French law and needed to be removed. See Notes 11 and 14 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

Income Taxes. The effective tax rate for the nine months ended September 30, 2014 was 39.6% as compared to 77.9% for the corresponding period in the prior year. The Company’s income tax expense and effective tax rate are based upon the estimated annual effective tax rate applied to the year-to-date pre-tax income adjusted for the effects of items required to be treated as discrete to the period. There were discrete items totaling approximately $4.8 million for the nine months ended September 30, 2014 primarily attributable to the reduction of the valuation allowance against our U.S. net operating loss carry-forwards. The Company’s tax expense was also impacted by the mix of earnings in the U.S. and outside the U.S.

For the nine months ended September 30, 2014, the Company was required to use a single annual effective tax rate against both U.S. and non-U.S. earnings since the Company no longer had a valuation allowance in the U.S., as compared to previous periods where it was required to use a separate annual effective tax rate for the U.S. and non-U.S. earnings. Our estimated annual effective tax rate for the year ended December 31, 2014 applied to the earnings for the nine months ended September 30, 2014 was 62.1% and continues to be negatively impacted by the non-deductibility of interest expense in the U.S. related to our Series A Preferred Stock and Series B Preferred Stock of $7.1 million and the change in the fair value warrants of approximately $6.1 million, as well as U.S. taxable income on foreign earnings of $14.6 million. We expect the non-deductibility of interest expense related to the Series A Preferred Stock and Series B Preferred Stock to continue to negatively affect our effective tax rate until the Series A Preferred Stock and the Series B Preferred Stock are redeemed. For the nine months ended September 30, 2013, the Company recognized tax expense at a blended estimated annual effective tax rate of approximately 0.0% on U.S. earnings and 30.6% on non-U.S. earnings.

For the nine months ended September 30, 2014, tax expense was approximately $8.4 million, of which approximately $13.2 million was attributable to non-U.S. earnings and approximately $(4.8) million was attributable to U.S. tax expense primarily attributable to the reduction of the valuation allowance against our U.S. net operating loss carry-forwards. Tax expense for the nine months ended September 30, 2013 was approximately $10.6 million, of which approximately $9.6 million was attributable to non-U.S. earnings and $1.0 million was attributable to U.S. tax expense related to the Company’s net investment hedges and competent authority settlements.

Segment Operating Results:

Net sales by segment were as follows for the periods presented:

	For the Nine Months Ended		Dollar Change	Percentage Change
(in millions of dollars)	September 30, 2014	September 30, 2013
Asia Pacific	$181.4	$169.1	$12.3	7.3%
Europe	154.4	138.3	16.1	11.6%
North America	129.7	121.4	8.3	6.8%

Total	$465.5	$428.8	$36.7	8.6%

Operating income by segment was as follows for the periods presented:

	For the Nine Months Ended		Dollar Change	Percentage Change
(in millions of dollars)	September 30, 2014	September 30, 2013
Asia Pacific	$29.2	$25.7	$3.5	13.6%
Europe	21.1	17.8	3.3	18.5%
North America	21.2	22.4	(1.2)	-5.4%

Total	$71.5	$65.9	$5.6	8.5%

As noted earlier, the Company acquired 100% of the outstanding shares of Kinetics on September 30, 2014. Accordingly there are no net sales or operating income attributable to the Other segment for the nine months ended September 30, 2014.

Asia Pacific

Approximately $0.2 million, or 1.6%, of the increase in net sales of $12.3 million was attributable to the strengthening of the Chinese Renminbi and the South Korean Won to the USD of $1.0 and $0.6 million, respectively, partially offset by the weakening of the Malaysian Ringgit, India Rupee and Singapore Dollar to the USD of $0.8, $0.4 and $0.2 million, respectively. Overall, underlying sales increased by 7.2% driven primarily by the increased sales volumes in the consumer electronics and healthcare end markets at our DDG facility of $10.3 and $2.6 million, respectively. Also contributing to the increase was a $6.8 and $1.5 million increase in the automotive safety and electronics end market sales volumes at our Shanghai and South Korea facilities, partially offset by a decrease in demand in the consumer electronics and electronics end markets at our Singapore facility of $9.5 and $2.7 million, respectively.

Gross margin as a percentage of net sales for the nine months ended September 30, 2014 was 24.2% compared to 23.4% for the corresponding period in the prior year. The increase in gross margin as a percentage of net sales for the nine months ended September 30, 2014 is attributable to improved aluminum margins at our DDG facility attributable to a decrease in remelting costs.

SG&A as a percentage of net sales for the nine months ended September 30, 2014 was 8.1% which was consistent with the corresponding period in the prior year of 8.3%.

Segment operating income for the nine months ended September 30, 2014 was $29.2 million, an increase of $3.5 million, or 13.6%, from $25.7 million for the corresponding period in the prior year. The increase in operating income was attributable to increased sales and margins at our DDG facility discussed above.

Europe

Approximately $5.2 million, or 32.3%, of the increase in net sales of $16.1 million was attributable to the strengthening of the Euro and British Pound Sterling to the USD of $4.0 and $1.2 million, respectively. Overall, underlying sales increased by 7.9% driven primarily by the increased sales volumes in the automotive safety and electronics end market of $3.5, $3.1 and $1.5 million at our German, UK and Italy facilities, respectively.

Gross margin as a percentage of net sales for the nine months ended September 30, 2014 was 22.3% which was consistent with the corresponding period in the prior year of 22.3%.

SG&A as a percentage of net sales for the nine months ended September 30, 2014 was 8.8% compared to 9.7% for the corresponding period in the prior year.

Segment operating income for the nine months ended September 30, 2014 was $21.1 million, an increase of $3.3 million, or 18.5%, from $17.8 million for the corresponding period in the prior year. Approximately $0.7 million, or 20.0%, of the increase in segment operating income was attributable to the strengthening of the Euro and British Pound Sterling of $0.6 and $0.1 million, respectively with the remainder of the increase in segment operating income primarily attributable to increased sales and margins at our Germany, Austria, UK, and Italy facilities discussed above.

North America

The increase in net sales of $8.3 million, or 6.8%, was primarily driven by increased sales volumes at our Elgin, Mexico and Techmire facilities of $12.5, $2.5 and $0.7 million, respectively, partially offset by a decrease in sales volumes at our Lake Forest and Peterborough facilities of $5.0 and $1.6 million, respectively. The increase in net sales at our Elgin facility was driven primarily by increased sales volumes in the healthcare, hardware and automotive safety and electronics end markets of $5.7, $3.2, and $1.7 million, respectively, and to lesser extent MIM sales of $0.8 million. The increase at our Mexico facility is primarily attributable to increased sales volumes in the automotive safety and electronics end market of $1.7 million and $0.8 million in tooling sales, while the increase in sales volumes at our Techmire facility is primarily driven by the hardware end market.

The decrease in net sales at our Lake Forest facility was primarily driven by customer attrition in the automotive safety and electronics, telecommunications and consumer electronics end markets while the decrease at our Peterborough facility is primarily driven by the change in foreign exchange rates.

Gross margin as a percentage of net sales for the nine months ended September 30, 2014 was 24.8% compared to 26.8% for the corresponding period in the prior year. The decrease in gross margin as a percentage of net sales is primarily attributable to decreased margins in the hardware end market at our Elgin facility.

SG&A as percentage of net sales for the nine months ended September 30, 2014 was 8.6% compared to 9.2% for the corresponding period in the prior year.

Segment operating income for the nine months ended September 30, 2014 was $21.2 million, a decrease of $1.2 million or 5.4%, from $22.4 million for the corresponding period in the prior year. The decrease in segment operating income of $1.2 million was primarily attributable to decreased margins in the hardware end market at our Elgin facility, increased rent expense at our Mexico facility associated with our new facility and increased depreciation, severance and relocation costs at our Lake Forest facility.

Liquidity and Capital Resources

Cash and cash equivalents changed as follows for the periods presented:

	For the Nine Months Ended
(in millions of dollars)	September 30, 2014	September 30, 2013
Net cash flows provided by operating activities	$36.4	$31.6
Net cash flows used in investing activities	(68.4)	(26.7)
Net cash flows provided by (used in) financing activities	36.9	(3.0)
Currency effect on cash and cash equivalents	(1.4)	(0.1)

Increase in cash and cash equivalents	$3.5	$1.8

Cash Flows from Operating Activities

Net cash provided by operating activities was $36.4 million for the nine months ended September 30, 2014 compared to $31.6 million for the corresponding period in the prior year.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable, plus days of supply in inventory, less days of purchases outstanding in accounts payable. The following table depicts our cash conversion cycle for the periods presented:

(in number of days)	September 30, 2014	December 31, 2013	September 30, 2013
Accounts receivable (1)	62	62	63
Inventory (2)	37	38	31
Accounts payable (3)	(72)	(70)	(61)

Cash conversion cycle	27	30	33

(1)	Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. Our accounts receivable balance was $108.0, $97.0 and $98.2 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively.
(2)	Days of supply in inventory (“DOS”) measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by the 90-day average costs of goods sold. Our inventory balance, net was $49.7, $45.0 and $38.0 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The increase in inventory between September 30, 2014 and 2013 is primarily attributable to our overall increased sales volumes of $36.7 million for the nine months ended September 30, 2014 compared to the corresponding period in the prior year.
(3)	Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. Our accounts payable balance was $65.6, $67.7 and $54.6 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The increase in DPO between September 30, 2014 and 2013 is primarily attributable to the timing of supplier purchases and payments.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $68.4 million for the nine months ended September 30, 2014 compared to $26.7 million for the corresponding period in the prior year. The change in investing activities of $41.7 million was primarily attributable to the purchase of Kinetics for $45.1 million, a decrease in capital expenditures of $3.9 million and an increase in settlements from derivative contracts of $0.5 million during the nine months ended September 30, 2014.

Capital expenditures have historically been incurred to expand and update the production capacity of our manufacturing facilities. Our capital expenditures were $22.9 and $26.8 million for the nine months ended September 30, 2014 and 2013, respectively. For the 2014 fiscal year, we expect capital expenditures of $34.0 million. We expect our cash flows from operations and borrowings under our revolving credit facility to be sufficient to meet our capital expenditure requirements.

Cash Flows from Financing Activities

Net cash flows provided by financing activities were $36.9 million for the nine months ended September 30, 2014 compared to $3.0 million of net cash flows used in for the corresponding period in the prior year. The change in net cash flows used in financing activities is primarily attributable to $45.0 million in proceeds from the term loan, partially offset by the absence of $5.8 million in proceeds from the ERP loan in 2013 and a reduction in term loan principal payments of $6.2 million partially offset by an increase in dividend payments of $5.3 million on the Company’s Series A Preferred Stock and Series B Preferred Stock during the nine months ended September 30, 2014.

Financial Position

We are committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring our overall capitalization. Cash and cash equivalents at September 30, 2014 were $40.3 million compared to $36.8 million at December 31, 2013. We had approximately $47.1 million of borrowing capacity under our revolving credit facility as of September 30, 2014. Working capital at September 30, 2014 was $56.0 million compared to $38.0 million at December 31, 2013. The increase in working capital of $18.0 million was primarily attributable to an increase in cash and cash equivalents and accounts receivable of $3.5 and $11.0 million and an $8.5 million increase in other current assets partially offset by a increase in current liabilities of $5.0 million.

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

Borrowing Arrangements

We have a Credit Facility which originally provided for a $50.0 million term loan and a $50.0 million revolving credit facility, including the issuance of up to $10.0 million of standby letters of credit expiring on July 19, 2016. In conjunction with the Kinetics Acquisition, the Company amended the existing Credit Facility in September 2014, to provide up to an additional $50.0 million in term loan borrowings to be used to finance the Kinetics Acquisition while at the same time extending the maturity date of the Credit Facility to September 30, 2017. See Notes 3 and 8 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information regarding the Kinetics Acquisition.

The Credit Facility expires on September 30, 2017. At no time can our exposure under our revolving credit facility, which is defined as the aggregate principal amount of all outstanding loans under our revolving credit facility plus the aggregate amount of our letter of credit exposure (the aggregate undrawn amount of all outstanding letters of credit plus all letter of credit reimbursement obligations), exceed the total commitment of $50.0 million. As of September 30, 2014 there were $77.5 and $5.5 million in term loan and ERP Fonds Austria Wirtschaftsservice loan (the “ERP Loan”) outstanding, respectively. There were no amounts outstanding under the revolving credit facility or under a separate line of credit in China. At September 30, 2014 there were $2.9 million in issued letters of credit and we had $7.1 million available under the letter of credit commitment of the revolving credit facility and $1.6 million available under a separate line of credit in China. No amounts were available under the Term Loan at September 30, 2014 after the Kinetics Acquisition. See Note 8 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

Under the Credit Facility, we must satisfy maximum total leverage and minimum interest coverage ratios, each of which uses a measure titled as “Consolidated EBITDA.” Failure to comply with these covenants could result in an event of default under the Credit Facility, which, if not cured or waived, could result in the acceleration of our outstanding indebtedness there under. A default under the Credit Facility could also result in a cross-default under the indenture for the 2019 Notes. Accordingly, failure to comply with these covenants could have a material adverse effect on our financial condition and liquidity.

Under the Credit Facility, from October 1, 2013 to September 30, 2014, the maximum total leverage ratio is 5.25 to 1.0. We must also satisfy a minimum interest coverage ratio. Specifically, at any time from October 1, 2013 and thereafter, the ratio of Consolidated EBITDA to cash interest expense, in each case, for the four most recently completed fiscal quarters, may not be less than 2.00 to 1.0. As of September 30, 2014, we were in compliance with these financial covenants. Specifically, as of September 30, 2014 our total leverage ratio was 3.34 and our minimum interest coverage ratio was 3.45. As a result of our total leverage ratio falling below 3.50, our borrowing costs under the Credit Facility, specifically the applicable margin with respect to any outstanding balance on the term loan or revolving credit facility, decreased to 3.25% and 4.25% for ABR and Eurodollar borrowings from 3.50% and 4.50%, respectively, on August 15, 2014. In addition, as a result of our total leverage ratio falling below 3.50, the commitment fee on the revolving credit facility decreased from 0.75% to 0.50% on the average daily unused amount of revolving commitment effective August 15, 2014. See Note 8 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information. The permitted leverage ratio and the permitted minimum interest coverage ratio were 5.25 to 1.0 and 2.00 to 1.0, respectively, as of September 30, 2014. There are no financial covenants associated with the 2019 Notes or the ERP Loan.

Under the Credit Facility, with certain exceptions, the Company is required to make mandatory prepayments in certain circumstances, including (i) a specified percentage of excess cash flow depending on its excess cash flow calculation, (ii) from the net cash proceeds from certain asset sales (subject to reinvestment rights), (iii) from casualty insurance proceeds, and (iv) upon the issuance of debt. The Company does not expect to make any mandatory prepayments in 2014.

We have varying needs for short-term working capital financing as a result of timing of interest payments on the 2019 Notes. Accordingly, since the Acquisition, working capital fluctuations have been financed under the revolving credit facility. Total debt was $433.0 million (the current portion of which was $19.5 million) as of September 30, 2014 and $390.3 million (the current portion of which was $5.6 million) as of December 31, 2013. See Note 8 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

The Company amended the Credit Facility in March 2014 to allow cash dividends on the Series A Preferred Stock and the Series B Preferred Stock, subject to maintaining a specified leverage ratio after reflecting the cash dividends paid and generating an amount determined by reference to certain cash flows of the Company as provided in the Credit Facility.

Preferred Stock

We have 26,500 shares of Series A Preferred Stock and 26,500 shares of Series B Preferred Stock outstanding. The shares of preferred stock accrued cumulative dividends of 14.0% (12.0% if the dividends were paid when declared) of their liquidation preference per year through April 10, 2013. On April 11, 2013 we amended our certificate of incorporation to, among other things, reduce the dividend rate payable on the Series A Preferred Stock and the Series B Preferred Stock to 11.375% (10.0% if the dividends are paid when declared) of their liquidation preference per year. Unless earlier redeemed, the shares of preferred stock must be redeemed by us on July 19, 2021 for a redemption price of $1,000 per share, plus accrued and unpaid dividends. At December 31, 2011, the Series A Preferred Stock was classified as temporary stockholders’ equity until the holder’s conversion right expired unexercised on January 15, 2012. The Series A Preferred Stock was reclassified as a liability on January 16, 2012, and continues to be classified as a liability at September 30, 2014 and December 31, 2013. The Series B Preferred Stock is classified as a liability at September 30, 2014 and December 31, 2013. See Note 12 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

We have paid quarterly cash dividends on our Series A Preferred Stock and our Series B Preferred Stock on December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014, for the quarterly periods then ended, at a rate of 10.0% per annum of the liquidation preference of the preferred stock. Going forward, we intend to pay such quarterly cash dividends, when, as and if declared by our board of directors from funds legally available for this purpose and subject to restrictions under the Credit Facility and the indenture.

Pension and Other Obligations

We have adopted and sponsor pension plans in the U.S. and in various other countries. Our ongoing funding requirements for such pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest. We determine our plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected or interest rates decline further, we may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. See Note 9 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

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

The indenture governing the 2019 Notes and the Credit Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. Restrictive covenants in the indenture governing the 2019 Notes and our Credit Facility may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies. See Note 8 to the condensed consolidated financial statements contained under Item 1 of Part I of this Form 10-Q for additional information.

Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies during the nine months ended September 30, 2014.

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

Critical Accounting Policies

Effective in the third quarter of 2013, the Company changed its method of accounting for domestic inventories from the last-in, first-out (“LIFO”) method to the weighted average cost method. Management believes the weighted average cost method is preferable in that it:

•	conforms all of the Company’s inventories to principally a single costing method across the Company’s operating and reporting segments for both financial reporting and income tax purposes;

•	provides a more meaningful presentation of financial position and better reflects the current value of inventories on the Company’s consolidated balance sheet;

•	simplifies the valuation of inventories and costs of goods sold and reduces the risk of inaccuracy associated with the manual LIFO calculations at year-end; and

•	conforms to the methodology widely utilized and recognized in the industry, thus allowing for better comparisons among the Company’s competitors.

Other than the change summarized above, there have been no other significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2014 as compared to those disclosed in our Form 10-K filed with the SEC on March 14, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Excluding our domestic U.S. operations, approximately 37.6% of our international sales are transacted in USD, while the majority of expense and capital purchasing activities are transacted in local currencies. We attempt to minimize short-term business exposure to foreign currency exchange rate risks. In the normal course of business, our financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value, we have instituted foreign currency net investment and cash flow hedge programs. We enter into foreign currency forward exchange rate contracts that generally expire with varying frequencies. These contracts are designated as net investment hedges or cash flow hedges and are carried on our balance sheet at fair value with the effective portion of these contracts’ gains or losses included in other comprehensive income (loss) and subsequently recognized in income in the same period the hedged transactions are recognized. As of September 30, 2014 and December 31, 2013, we had an aggregate outstanding notional amount of approximately $51.1 and $65.6 million in foreign exchange contracts, respectively. The total foreign currency exchange transactions included in net income during the three months ended September 30, 2014 amounted to a $0.3 million loss compared to a $0.2 million loss during the corresponding period in the prior year. The total foreign currency exchange transactions included in net income during the nine months ended September 30, 2014 amounted to a $1.5 million loss compared to a $0.1 million loss during the corresponding period in the prior year.

Interest Rate Risk

We are subject to interest rate market risk in connection with our Credit Facility. Our Credit Facility provides for variable rate borrowings of up to $150.0 million, including availability of $50.0 million under the revolving credit facility. A change in the variable interest rate of 1.0% would cause our annual interest expense to fluctuate by approximately $0.8 million based on outstanding borrowings at September 30, 2014 and $0.3 million at December 31, 2013.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Note 14 to Part I. Financial Information, Item 1 and is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of August 27, 2014, by and among Climax Engineered Materials, LLC, Freeport Minerals Corporation, Dynacast International LLC and Dynacast International Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 3, 2014, File No. 333-179497)

2.2	First Amendment to Stock Purchase Agreement, dated as of September 30, 2014, among Climax Engineered Materials, LLC, Freeport Minerals Corporation, Dynacast International LLC and Dynacast International Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2014, File No. 333-179497)

3.1	Amended and Restated Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 12, 2014, File No. 333-179497)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed on February 13, 2012, File No. 333-179497)

10.1	Amendment No. 3 to Credit Agreement, dated as of August 28, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2014, File No. 333-179497)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dynacast International Inc.

Date: November 14, 2014	/s/ Simon J. Newman
Simon J. Newman
President and Chief Executive Officer

Date: November 14, 2014	/s/ Adrian D. Murphy
Adrian D. Murphy
Secretary, Treasurer and Chief Financial Officer